Form 10-Q
period 2026-06-30
Quantinuum Inc.
filed 2026-08-13
CIK 2110105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-43328
___________________________________
Quantinuum Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	41-4095842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 S Technology Court Broomfield, CO 80021	80021
(Address of Principal Executive Offices)	(Zip Code)
(855) 888-7686
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	QNT	Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of August 13, 2026, the registrant had 36,893,857 shares of Class A common stock, $0.0001 par value per share, and 226,414,285 shares of Class B common stock, $0.0001 par value per share, outstanding.

Part I. Financial Information
Item 1. Financial Statements
Quantinuum Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
(Dollars in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,106,686	$762,642
Accounts receivable	3,348	5,068
Due from related parties	532	604
Net investment in lease, current	5,773	5,773
Other current assets	32,357	27,754
Total current assets	2,148,696	801,841
Property and equipment—net	150,611	120,965
Right-of-use assets	30,911	10,000
Goodwill	769,631	784,822
Other intangible assets—net	105,105	114,282
Net investment in lease, non-current	7,216	10,102
Prepayment to related parties, non-current	14,136	—
Other assets—net	3,665	3,613
Total assets	$3,229,971	$1,845,625
LIABILITIES
Current liabilities:
Accounts payable	$29,393	$10,620
Due to related parties	52	1,273
Accrued liabilities	109,286	44,358
Total current liabilities	138,731	56,251
Warrant liability	—	38,400
License payable, non-current portion	55,345	55,345
Operating lease liabilities, non-current	29,860	7,143
Other liabilities	681	893
TEMPORARY EQUITY
Series A convertible redeemable preferred stock, $0.0001 par value per share; 31,983,034 shares authorized as of December 31, 2025; 23,119,001 shares issued and outstanding as of December 31, 2025; liquidation preference of $423,540 as of December 31, 2025	—	288,129
Series A-1 convertible redeemable preferred stock, $0.0001 par value per share; 28,016,966 shares authorized, issued and outstanding as of December 31, 2025; liquidation preference of $479,930,628 as of December 31, 2025	—	400,978
Series B convertible redeemable preferred stock, $0.0001 par value per share; 31,753,266 shares authorized as of December 31, 2025; 31,336,698 shares issued and outstanding as of December 31, 2025; liquidation preference $878,367,645 as of December 31, 2025	—	824,834
SHAREHOLDERS' EQUITY / QUANTINUUM (CAYMAN) EQUITY
Quantinuum (Cayman) equity	—	173,652
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, as of June 30, 2026; no shares issued and outstanding as of June 30, 2026	—	—
Class A common stock, $0.0001 par value per share; 2,000,000,000 shares authorized as of June 30, 2026; 36,134,196 shares issued and outstanding as of June 30, 2026	3	—
Class B common stock, $0.0001 par value per share; 2,000,000,000 shares authorized as of June 30, 2026; 226,771,877 shares issued and outstanding as of June 30, 2026	23	—
Additional paid-in-capital	480,105	—
Accumulated other comprehensive (loss) income	(1,631)	—
Accumulated deficit	(65,418)	—
Total equity attributable to Quantinuum Inc. / Quantinuum (Cayman)	413,082	173,652
Non-controlling interest	2,592,272	—
Total equity	3,005,354	173,652
Total liabilities and equity	$3,229,971	$1,845,625
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands except share data)
Revenue—net	$7,998	$2,108	$13,235	$21,193
Costs and expenses:
Cost of revenue	10,312	1,205	11,424	2,670
Amortization expense	4,185	2,839	8,370	5,678
Research and development expenses—net	367,292	39,667	421,951	75,440
Sales and marketing expenses	29,328	3,413	43,064	6,802
General and administrative expenses	151,907	6,071	160,603	11,569
Total costs and expenses	563,024	53,195	645,412	102,159
Loss from operations	(555,026)	(51,087)	(632,177)	(80,966)
Interest income—net	(4,719)	(999)	(9,483)	(2,343)
Loss on change in fair value of warrant liabilities	47,615	6,400	111,815	7,800
Other (income)/expense—net	(1,971)	429	(2,013)	800
Loss before taxes	(595,951)	(56,917)	(732,496)	(87,223)
Tax expense	569	—	617	183
Net loss	$(596,520)	$(56,917)	$(733,113)	$(87,406)
Less: Net loss attributable to Quantinuum (Cayman) prior to the Transactions	(110,087)	N/A	(246,680)	N/A
Less: Net loss attributable to the non-controlling interest	(421,015)	N/A	(421,015)	N/A
Net loss attributable to Quantinuum Inc.	$(65,418)	N/A	$(65,418)	N/A
Net loss per share attributable to Class A common stockholders—basic and diluted(1)	$(1.93)	N/A	$(1.93)	N/A
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders—basic and diluted(1)	33,914,995	N/A	33,914,995	N/A
(1) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock for the period during the Transactions through June 30, 2026, which is the period effective with and following the Transactions as defined in Note 1 — Description of Organization. Refer to Note 14 — Net Earnings Per Share for additional details.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net loss	$(596,520)	$(56,917)	$(733,113)	$(87,406)
Foreign exchange translation adjustment, net of tax of zero	(4,296)	51,318	(15,711)	77,025
Comprehensive loss	$(600,816)	$(5,599)	$(748,824)	$(10,381)
Less: Comprehensive loss attributable to Quantinuum (Cayman) prior to the Transactions	(100,418)	N/A	(248,426)	N/A
Less: Comprehensive loss attributable to the non-controlling interest	(433,102)	N/A	(433,102)	N/A
Comprehensive loss attributable to Quantinuum Inc.	$(67,296)	N/A	$(67,296)	N/A
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(733,113)	$(87,406)
Adjustments to reconcile to net cash used for operating activities
Depreciation and amortization	18,460	14,851
Noncash lease expense	230	1,395
Sales under sales-type lease	—	(16,526)
Stock compensation expense	447,454	—
Loss on change in fair value of warrant liabilities	111,815	7,800
(Gain)/Loss on disposal and write down of assets	(10)	901
Interest expense	4	4
Foreign exchange (gain)/loss—net	62	(15)
Access to quantum computing hardware	4,648	2,991
Changes in operating assets and liabilities
Accounts receivable	1,690	1,843
Due from related parties	38	229
Other current assets	(11,082)	565
Net investment in leases	2,886	2,886
Prepayment to related parties, non-current	(14,136)	—
Other assets—net	472	1,516
Accounts payable	15,463	4,387
Due to related parties	(710)	(534)
Accrued liabilities	26,943	(746)
Other liabilities	(199)	79
Net cash used for operating activities	(129,085)	(65,780)
Cash flows from investing activities:
Capital expenditures	(39,177)	(37,721)
Net cash used for investing activities	(39,177)	(37,721)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,628,774	—
Common stock issuance costs	(23,534)	—
Withholding taxes paid on stock compensation	(91,984)	—
Net cash provided by financing activities	1,513,256	—
Effect of exchange rate changes on cash and cash equivalents	(950)	23
Net increase (decrease) in cash and cash equivalents	1,344,044	(103,478)
Cash and cash equivalents at beginning of period	762,642	172,343
Cash and cash equivalents at end of period	$2,106,686	$68,865
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	9,227	8,348
Unpaid withholding taxes on stock compensation	38,692	—
Unpaid issuance costs	5,672	—
Value of shares issued via cashless warrant exercise	150,215	—
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Temporary Equity and Shareholders' Equity

	Quantinuum (Cayman)		Quantinuum Inc.
	Temporary Equity		Common Stock Class A		Common Stock Class B
	Convertible Redeemable Preferred Stock (Series A, A-1 and B)	Shareholders' Equity	Shares	$	Shares	$	Additional paid-in-capital	Accumulated other comprehensive (loss)/income	Accumulated deficit	Non-controlling interest	Total Equity
	(Dollars in thousands except share data)
Balance as of December 31, 2025	$1,513,941	$173,652	—	$—	—	$—	$—	$—	$—	$—	$173,652

Changes in equity
Net loss	—	(136,593)	—	—	—	—	—	—	—	—	(136,593)
Foreign exchange translation adjustment	—	(11,415)	—	—	—	—	—	—	—	—	(11,415)
Balance as of March 31, 2026	$1,513,941	$25,644	—	$—	—	$—	$—	$—	$—	$—	$25,644

Changes in equity
Net loss	—	(110,087)	—	—	—	—	—	—	—	—	(110,087)
Foreign exchange translation adjustment	—	9,669	—	—	—	—	—	—	—	—	9,669
Balance prior to the Transactions	$1,513,941	$(74,774)	—	$—	—	$—	$—	$—	$—	$—	$(74,774)

Effects of the Transactions
Warrant exercise	—	150,215	—	—	—	—	—	—	—	—	150,215
Effect of Reorganization Transactions	(1,513,941)	(75,441)	1,963,991	—	228,107,842	23	1,587,585	1,796	—	—	1,513,963
Stock-based compensation expense recognized in connection with the Transactions	—	—	—	—	—	—	—	—	(58,051)	(373,600)	(431,651)
Stock-based compensation	—	—	3,180,065	—	—	—	300,975	—	—	—	300,975
Issuance of unvested legally outstanding shares	—	—	1,154,175	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in initial public offering and the underwriters' option to purchase additional shares of Class A common stock, net of underwriting discounts, commissions and offering costs	—	—	28,500,000	3	—	—	1,599,568	—	—	—	1,599,571
Allocation of equity to Non-controlling interests	—	—	—	—	—	—	(3,024,911)	(1,558)	—	3,026,469	—

Activity subsequent to the Transactions
Net loss	—	—	—	—	—	—	—	—	(7,367)	(47,415)	(54,782)
Stock-based compensation	—	—	—	—	—	—	2,172	—	—	13,630	15,802
Foreign exchange translation adjustment	—	—	—	—	—	—	—	(1,878)	—	(12,087)	(13,965)
Exchange of Non-controlling interests and cancellation of Class B Common stock	—	—	1,335,965	—	(1,335,965)	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	—	—	—	—	—	—	14,716	9	—	(14,725)	—
Balance as of June 30, 2026	$—	$—	36,134,196	$3	226,771,877	$23	$480,105	$(1,631)	$(65,418)	$2,592,272	$3,005,354

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

	Quantinuum (Cayman)
	Temporary Equity		Shareholders' Equity
	Convertible Redeemable Preferred Stock (Series A, A-1 and B)		Common Stock (Class A and B)
	Shares	$	Shares	$	Additional paid-in-capital	Accumulated other comprehensive (loss)/income	Accumulated deficit	Total
	(Dollars in thousands except share data)
Balance at December 31, 2024	51,135,967	$689,107	300,000,001	$30	$917,902	$(56,203)	$(552,203)	$309,526

Changes in equity
Net loss	—	—	—	—	—	—	(30,489)	(30,489)
Foreign exchange translation adjustment	—	—	—	—	—	25,707	—	25,707
Balance at March 31, 2025	51,135,967	$689,107	300,000,001	$30	$917,902	$(30,496)	$(582,692)	$304,744

Changes in equity
Net loss	—	—	—	—	—	—	(56,917)	(56,917)
Foreign exchange translation adjustment	—	—	—	—	—	51,318	—	51,318
Balance at June 30, 2025	51,135,967	$689,107	300,000,001	$30	$917,902	$20,822	$(639,609)	$299,145

NOTE. 1 DESCRIPTION OF ORGANIZATION
DESCRIPTION OF BUSINESS
Quantinuum Inc. was formed as a Delaware corporation on January 20, 2026 for the purpose of completing an initial public offering and related transactions in order to carry on the business of Quantinuum, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Quantinuum (Cayman)”). Unless the context otherwise requires, all references to the “Company” we,” “us,” and “our,” refer to Quantinuum (Cayman), together with its consolidated subsidiaries, including Quantinuum Holdings, LLC, a Delaware limited liability company (Quantinuum Holdings”). Quantinuum Inc. is the sole managing member of Quantinuum Holdings and operates and controls all of the business and affairs of Quantinuum Holdings, and its direct and indirect subsidiaries, and Quantinuum Inc. conducts its business through Quantinuum Holdings and its subsidiaries. Quantinuum (Cayman) was formed in 2021 from a business combination of Honeywell Quantum Solutions and Cambridge Quantum Computing Limited. The Company is an integrated quantum computing company, providing a full-stack quantum technology solution in order to scale quantum computing and develop applications. The Company is headquartered in Broomfield, Colorado and has operations in the United Kingdom, Germany, Japan, Qatar, and Singapore. Prior to the IPO, we were a majority owned subsidiary and controlled affiliate of Honeywell International Inc. (“Honeywell”).

INITIAL PUBLIC OFFERING
The Company successfully closed its initial public offering on June 5, 2026 (the “IPO”), upon which the Company issued and sold 28,500,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) at a public offering price of $60.00 per share, which included 500,000 shares of Class A common stock issued pursuant to the underwriters' option to purchase additional shares of Class A common stock. The IPO generated proceeds of approximately $1,628.8 million, net of underwriting discounts and commissions, which the Company used to purchase newly issued membership units (“Common Units”) from Quantinuum Holdings at a price per unit equal to the public offering price per share of Class A common stock.

REORGANIZATION TRANSACTIONS
In connection with the completion of the IPO, the Company executed a series of structural corporate transactions (“Reorganization Transactions” and together with the IPO, the “Transactions”):

•Quantinuum Merger Sub Ltd. (“Merger Sub”), a newly formed exempted company incorporated with limited liability under the laws of the Cayman Islands, merged with and into Quantinuum (Cayman), with Quantinuum (Cayman) surviving the merger as a direct, wholly owned subsidiary of Quantinuum Holdings, pursuant to which the holders of equity interests in Quantinuum (Cayman) received membership units of Quantinuum Holdings Common Units in exchange for such interests;
•Immediately following the merger of Merger Sub with and into Quantinuum (Cayman), Colorado Holdco, an exempted company incorporated with limited liability under the laws of the Cayman Islands that is taxable as a corporation for U.S. federal income tax purposes (the “Blocker Company”) merged with and into Quantinuum Inc., with Quantinuum Inc. surviving the merger (the “Blocker Merger”) in order for the unrelated third-party holders of Class A shares of the Blocker Company prior to the Reorganization Transactions that received shares of our Class A common stock in exchange for their equity interests in the aggregator Blocker Merger (the “Blocker Shareholders” (i.e., the indirect shareholders of Quantinuum (Cayman)) to hold shares of Class A common stock directly in Quantinuum Inc., to simplify both the Quantinuum (Cayman) and Quantinuum Inc. corporate structures in a tax-efficient manner and to eliminate the administrative costs associated with maintaining the Blocker Company as a standalone entity, which entity was formed solely for the purpose of aggregating the Blocker Shareholders’ investment in Quantinuum (Cayman). Pursuant to the Blocker Merger, the Blocker Shareholders received shares of our Class A common stock in exchange for their equity interests in the Blocker Company and, by virtue of the Blocker Merger, Quantinuum Inc. acquired the Common Units held by the Blocker Company. Our affiliate Honeywell had voting control over the Blocker Company prior to the Blocker Merger through its previous ownership of one non-economic voting share of the Blocker Company (for which Honeywell received nominal consideration in the Blocker Merger). Following the Blocker Merger, Honeywell does not have voting control over the shares of our Class A common stock held directly by the Blocker Shareholders;
•The Company amended and restated the limited liability company agreement of Quantinuum Holdings (the “Quantinuum Holdings LLCA”) to, among other things, (i) appoint Quantinuum Inc. as the sole managing member of Quantinuum Holdings upon its acquisition of Common Units in the Blocker Merger, and (ii) provide certain redemption rights to certain pre-IPO holders of equity interests in Quantinuum (Cayman) (“Continuing Common Unitholders”);
•The Company amended and restated Quantinuum Inc.’s certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on matters presented to our stockholders and on which the holders of the Class A common stock are entitled to vote; (ii) for Class B common stock, $0.0001 par value per share (the “Class B common stock”) with each share of our Class B common stock entitling its holder to one vote per share on matters presented to our stockholders and on which the holders of the Class B common stock are entitled to vote; (iii) that shares of our Class B common stock may only be held by the Continuing Common Unitholders and their respective permitted transferees and (iv) for preferred stock, which can be issued by our board of directors (the “Board of Directors”) in one or more series without stockholder approval;
•The Company issued 228,107,842 shares of our Class B common stock to the Continuing Common Unitholders in exchange for nominal consideration, which is equal to the number of Common Units held by such Continuing Common Unitholders following the Transactions;
•Quantinuum Inc. entered into (i) a Registration Rights Agreement with certain holders of Class A common stock and certain of the Continuing Common Unitholders and (ii) the Tax Receivable Agreement (the “Tax Receivable Agreement”) with Quantinuum Holdings and Cambridge Quantum Holdings Limited (“Cambridge Quantum”), Honeywell, Honeywell Holdings International Inc. and certain other Continuing Common Unitholders (the “TRA Parties”), as discussed in Note 13 — Income Taxes;
•The Company assumed the Quantinuum (Cayman) 2023 Equity Incentive Plan, as amended (the “2023 Plan”), which originally authorized the grant of 6,443,305 Quantinuum (Cayman) Class C shares that, following the IPO were converted into 3,845,117 shares of Class A common stock reserved for issuance, and we assumed contractual obligations to grant RSU awards. In connection with these assumptions, (i) restricted Quantinuum (Cayman) Class C shares granted under the 2023 Plan were converted into 2,898,904 restricted shares of our Class A common stock, (ii) RSU awards granted under the 2023 Plan covering Quantinuum Class C shares were converted into RSU awards covering 757,816 shares of our Class A common stock and (iii) RSU awards covering 8,475,115 shares of our Class A common stock were granted to our employees pursuant to contractual obligations to grant RSU awards. Refer to Note 15 — Stock-Based Compensation for further details; and
•The Company’s 6,988,121 preferred equity warrants automatically net exercised, and the resulting preferred stock was converted into 2,503,576 Common Units, and Class B common stock was issued to the Continuing Common Unitholders. The historical Warrant liability was adjusted for the final remeasurement to fair value based on the IPO price before exercise. Refer to Note 7 — Fair Value for further details.

Immediately following the Transactions, Quantinuum Inc. became a holding company and its sole material assets are its equity interests in Quantinuum Holdings. As the managing member of Quantinuum Holdings, Quantinuum Inc. operates and controls all the business and affairs of Quantinuum Holdings and conducts its business through Quantinuum Holdings and its subsidiaries. The Reorganization Transactions lacked economic substance and therefore were accounted for in a manner consistent with a reorganization of entities under common control. As a result, the consolidated financial statements of Quantinuum Inc. recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts. Quantinuum Inc. consolidates Quantinuum Holdings in its consolidated financial statements and records a Non-controlling interest related to the Common Units held by the Continuing Common Unitholders on its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

NOTE. 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying Unaudited Condensed Consolidated Financial Statements reflect the historical results of operations and comprehensive loss, financial position, and cash flows in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements have been included. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 (the “2025 Consolidated Financial Statements”) included in the final prospectus the Company filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended

(the “Securities Act”), on June 5, 2026 (the “Prospectus”). Unless otherwise noted, the Company continues to apply the same accounting policies as described in Note 2 — Summary of Significant Accounting Policies of the 2025 Consolidated Financial Statements included in the Prospectus.
Quantinuum (Cayman) is the predecessor entity of Quantinuum Inc. for financial reporting purposes. The reorganization of entities under common control and related consolidation is described in Note 1 — Description of Organization.

The Company reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending March 31, June 30, and September 30, respectively. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. The Company’s closing dates for the three months ended June 30, 2026 and 2025, were June 27, 2026, and June 28, 2025, respectively.
The Condensed Consolidated Financial Statements include the accounts of Quantinuum Inc., Quantinuum Holdings, and its subsidiaries. Quantinuum Holdings is a Variable Interest Entity (“VIE”) as defined in ASC 810 which requires the consolidation of VIEs when the entity is determined to be the primary beneficiary. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. The Company assessed its variable interests in Quantinuum Holdings and determined that the Company is the primary beneficiary. In completing the assessment, the Company identified the activities that it considers most significant to the economic performance of the VIE and determined that the Company has the power to direct those activities, as it is the sole managing member of Quantinuum Holdings. Accordingly, the Company consolidates Quantinuum Holdings, and the economic interest in the Quantinuum Holdings held by the Continuing Common Unitholders is represented as Non-controlling interest. All intercompany transactions and balances have been eliminated upon consolidation.
RECENT ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, to require greater disaggregation of income tax disclosures. The new standard requires additional disclosure requirements pertaining to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 should be applied prospectively for fiscal years beginning after December 15, 2024, for public business entities, with application of the standard on a retrospective basis permitted. Given our status as an emerging growth company, the ASU is effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its Consolidated Financial Statements.
In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to enhance the transparency of income statement expenses for public business entities. The new standard requires public companies to provide new annual and interim disclosures with a detailed disaggregation of specific expense categories, such as employee compensation, depreciation, and amortization, within relevant expense captions. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and is to be applied on a retrospective basis, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2024-03 would have on its interim and annual Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which introduces targeted improvements to the accounting for the costs of developing internal-use software. The new standard provides new guidance on how to evaluate whether the project probable-to-complete recognition threshold has been met in order to capitalize certain costs. ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2025-06 would have on its interim and annual Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes comprehensive authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The new standard provides a structured framework for determining when a grant should be recognized, how it should be measured, and how related information should be presented within the financial statements. ASU 2025‑10 is effective for public business entities for annual periods beginning after December 15, 2028, including interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2029, and early adoption is permitted. The Company is currently assessing the impact, if any, that ASU 2025-10 would have on its interim and annual Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies the application of interim reporting requirements and reorganizes existing disclosure guidance to improve navigability within the Codification. The amendments specify the form and content requirements for interim financial statements, provide a comprehensive list of required interim disclosures, and introduce a principle requiring disclosure of events occurring after the prior annual period that materially impact the entity. ASU 2025‑11 is effective for interim periods within annual reporting periods beginning after December 15, 2027 for public business entities, with a one‑year deferral for all other entities, and early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2025-11 would have on its interim and annual Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which includes a collection of clarifications and technical corrections intended to enhance the consistency and operability of various areas of U.S. GAAP. The amendments address a wide range of topics, including clarifications related to diluted earnings per share, disclosures for lease receivables, and improvements to guidance involving credit loss calculations and treasury stock transactions. ASU 2025‑12 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2025-12 would have on its interim and annual Consolidated Financial Statements.
USE OF ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements. Estimates, judgments and assumptions are used in the accounting and disclosure related to, among other items:
•the valuation of deferred income tax assets and uncertain tax positions,
•assumptions used to measure Stock compensation expense, including the fair value of our Class A common stock and stock options,
•useful lives of Property and equipment—net and Other intangible assets—net,
•the assessment for impairment of long-lived assets and Goodwill,
•the fair value valuation of warrant liabilities,
•revenue recognition, including the allocation of transaction price to performance obligations in contracts with customers,
•the determination of the incremental borrowing rate for leases,
•and the determination of the discount rate to estimate the present value of the future payments for license technology.
Actual amounts could ultimately differ from these estimated amounts. Changes in estimates will be reflected in the period in which the estimates are revised.

CUSTOMER CONCENTRATION
Concentrations of credit risk with respect to receivables are limited to the customers of the Company, and the Company performs ongoing credit evaluation of its customers. Significant customers that represent 10% or more of the Company’s Revenue—net are set forth in the following table:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Customer A	18%	*	29%	*
Customer B	21%	22%	16%	84%
U.S. Government	32%	26%	29%	*
Customer D	*	25%	*	*
* Customer accounted for less than 10% of revenue in the respective periods.

GOVERNMENT GRANTS
The Company receives government grants in support of research and development activities. Because there is no authoritative guidance under U.S. GAAP on accounting for government grants received, the Company applies IAS 20, Accounting for Government Grants and Disclosure of Government Assistance by analogy. Government grants associated with contracts where the government is a customer are invoiced and Revenue—net is recognized as milestones are achieved and conditions are satisfied. Government grants not associated with contracts are recorded in Other (income)/expense.
The Company benefits from using the Research and Development Expenditure Credit (“RDEC”) program in the United Kingdom. The credit is recognized as an offset to Research and development expenses—net in the Unaudited Condensed Consolidated Statements of Operations, with a corresponding amount recognized as a tax receivable in Other current assets in the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2026 and 2025, the Company recognized $0.6 million and $0.4 million of RDEC credit, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $0.8 million of RDEC credit, respectively. The net position of the tax receivable in Other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 was $3.7 million and $4.4 million, respectively.
STOCK-BASED COMPENSATION PLAN
Certain employees and non-employee directors of the Company participate in the stock-based compensation plans sponsored by the Company. The awards issued prior to the IPO, as described in Note 15 — Stock-Based Compensation, consist of RSUs and restricted stock that are subject to a dual-contingency structure, requiring the satisfaction of both a service or annual performance condition and a liquidity event condition. The service-based vesting condition and the annual performance condition, which generally is tied to the achievement of corporate objectives, are satisfied over a period of four years. The liquidity event condition was satisfied upon the IPO. Additionally, the Company issued further awards, in the form of RSUs and options, which generally vest upon satisfaction of a service condition over a three or four year service period. The Company accounts for stock-based compensation awards at their grant date fair values.

For the portion of the awards subject to annual performance conditions, the Company determined that a grant date for accounting purposes does not occur until the specific performance metrics are approved and communicated to the employee. The Company remeasures the fair value of these awards at each reporting date until an accounting grant date is achieved, as the service inception date precedes the grant date.
The Company records Stock compensation expense for RSUs and restricted stock on an accelerated attribution method over the requisite service period and only if all vesting conditions are considered probable to be satisfied. Upon the IPO, the Company recorded cumulative Stock compensation expense determined using grant-date fair values for awards that satisfied or partially satisfied the service-based or other performance-based vesting conditions. Following the IPO, Stock compensation expense related to any remaining service-based or other performance-based vesting conditions will be recorded over the remaining requisite service period.

The fair value of awards granted prior to the IPO, was based on the fair value of Quantinuum (Cayman)’s common stock, par value $0.0001 per share (“Quantinuum (Cayman)’s common stock”). The fair value of the shares of Quantinuum (Cayman)’s common stock underlying RSUs and restricted stock was required to be estimated, as the shares were not traded on a public market on the grant date. The fair value of Quantinuum (Cayman)’s common stock was determined by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of Quantinuum (Cayman)’s convertible redeemable preferred stock or common stock, Quantinuum (Cayman)’s operating and financial performance, the lack of liquidity of Quantinuum (Cayman)’s common stock, and general and industry specific economic outlook, amongst other factors.
The fair value of RSU awards that were granted in connection with and subsequent to the IPO, are based on the fair value of Class A common stock at the time of grant. The fair value of option awards that were granted in connection with the IPO was determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

NOTE. 3 OTHER CURRENT ASSETS
Other current assets is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Access to quantum computing hardware	$4,493	$9,141
Prepayments to vendors	17,458	9,079
Other receivables	2,154	2,422
Deferred issuance costs	—	1,741
Tax receivable	4,678	5,215
Other	3,574	156
	$32,357	$27,754
NOTE. 4 PROPERTY AND EQUIPMENT—NET
Property and equipment—net is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$119,319	$109,533
Building improvements	97,440	23,675
Construction in progress	27,602	72,275
	244,361	205,483
Less—Accumulated depreciation	(93,750)	(84,518)
	$150,611	$120,965
Depreciation expense was $5.3 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $10.0 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation is included within Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.
NOTE. 5 OTHER INTANGIBLE ASSETS—NET
Other intangible assets—net are comprised of (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$79,209	$(45,424)	$33,785	$80,768	$(41,269)	$39,499
Licensed technology	69,952	(2,690)	67,262	69,952	—	69,952
Customer relationships	4,951	(1,302)	3,649	5,048	(1,138)	3,910
Trademarks	4,951	(4,542)	409	5,048	(4,127)	921
Total	$159,063	$(53,958)	$105,105	$160,816	$(46,534)	$114,282
Intangible assets Amortization expense was $4.2 million and $2.8 million for the three months ended June 30, 2026 and 2025. Intangible assets Amortization expense was $8.4 million and $5.7 million for the six months ended June 30, 2026 and 2025.
NOTE. 6 ACCRUED LIABILITIES
Accrued liabilities is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Customer advances and deferred income	$5,322	$6,094
Compensation, benefit and other employee related	14,422	11,028
Employee withholding taxes payable	48,269	817
Operating lease liability	2,793	3,313
Tax liabilities	568	1,943
Accrued legal and professional services	20,982	9,713
Accrued leasehold improvements in progress	—	2,478
Accrued issuance costs	2,353	1,741
License payable, current portion	4,607	4,607
Accrued interest	2,630	—
Other (primarily operating expenses)	7,340	2,624
	$109,286	$44,358
As of June 30, 2026 and December 31, 2025, accrued professional services include $16.7 million and $1.9 million related to a contract which allowed for a portion to be settled in equity units contingent upon the completion of the IPO. No equity units were settled as of period end.
NOTE. 7 FAIR VALUE
Due to their short-term nature, the carrying amounts reported in the Company’s Condensed Consolidated Financial Statements approximate the fair value for Cash and cash equivalents, Accounts receivable, Accounts payable, and Accrued liabilities.
The Company utilized a hybrid method allocation model consisting of probability-weighted scenarios and an option pricing model to calculate the fair value of the warrants at the issuance date, December 22, 2023 and subsequent measurement dates. The Company recognized a change in fair value of the warrant liability of a loss of $47.6 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively. The Company recognized a change in fair value of the warrant liability of a loss of $111.8 million and $7.8 million for the six months ended June 30, 2026 and 2025, respectively.
The estimated fair value of the Warrant liability is determined using Level 3 inputs. Inherent in an option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the expected time to liquidity. The warrants were net exercised upon the IPO transaction date and converted to equity.

2026
Warrant liability—January 1	$38,400
Warrants issued	—
Warrants exercised	(150,215)
Fair market evaluation	111,815
Warrant liability—June 30	$—
The following table summarizes the assumptions used in estimating the fair value of the Warrant liability as of December 31, 2025 (dollars in thousands):

December 31,
2025
Probability of completing an initial public offering	70%
Probability of completing a merger and acquisition transaction	30%
Term (in years)	0.5
Volatility	65%
Dividend yield	—%
Risk-free rate	3.59%
Fair value of warrants	$38,400
The following table summarizes the assumptions used in estimating the fair value of the Warrant liability prior to the Transactions (dollars in thousands, except per share data):

Exercise type	Net (cashless)
Quantinuum Inc. Class A shares issued upon net exercise	2,503,576
IPO share price	$60.00
Fair value upon net exercise	$150,215

NOTE. 8 LEASES
LESSEE
The Company's lease portfolio consists of operating leases primarily for office space and research and development sites. The majority of our leases have remaining lease terms of 1-14 years. The current portion of operating lease liabilities are included in Accrued liabilities, and the non-current portion of operating lease liabilities are included in Operating lease liabilities, non-current in the Condensed Consolidated Balance Sheets.
In the first quarter of 2026, the Company extended an existing lease in Broomfield, Colorado, resulting in an additional right-of-use asset of $14.1 million and an increase in operating lease liabilities of $15.2 million.
In the second quarter of 2026, the Company assumed the head lease of its existing sublease with a related party, refer to Note 17 — Related Party Transactions for further details. As a result, the Company recorded an increase in right-of-use assets of $9.5 million and a corresponding increase in operating lease liabilities of $9.5 million.
The following table summarizes the Company’s lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,130	$748	$2,194	$1,457
Variable lease cost	1,011	1,099	1,778	1,817
Short-term lease cost	262	33	304	141
Total lease cost	$2,403	$1,880	$4,276	$3,415

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,005	$686	$1,996	$1,348
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,061	$489	$22,114	$823
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Operating leases:
Right-of-use assets	$30,911	$10,000
Total assets	30,911	10,000
Accrued liabilities	2,793	3,313
Operating lease liabilities, non-current	29,860	7,143
Total operating lease liabilities	$32,653	$10,456

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term in years
Operating leases	11.1	4.3
Weighted-average discount rate
Operating leases	6.2%	3.7%
As of June 30, 2026, maturities of operating lease liabilities were as follows (in thousands):

June 30,
2026
Remainder of 2026	$2,344
2027	4,647
2028	4,307
2029	4,102
2030	3,685
Thereafter	27,782
Total lease payments	46,867
Less - interest	(14,214)
Total	$32,653

LESSOR
Operating Leases
During the second quarter of 2026, the Company entered into a sublease arrangement, refer to Note 17 — Related Party Transactions for further details. The sublease is classified as an operating lease and has a term of 19 months , with fixed monthly payments.
The lease income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue—net	$32	$—	$32	$—
Total lease income	$32	$—	$32	$—

As of June 30, 2026, future minimum lease payments to be received under the sublease are as follows (in thousands):

Remainder of 2026	$190
2027	390
Total future minimum lease payments	$580

Sales-type lease
The Company has an agreement with a customer to provide exclusive on premises access to a quantum processing unit, which is classified as a sales-type lease. The lease term is 45 months with fixed quarterly payments.
At lease commencement in 2025, the Company recorded a total of $21.6 million in net investment in lease and derecognized the underlying asset. The difference between the carrying amount of the derecognized asset and the net investment in the lease was recognized as a point in time Revenue—net. No interest income is accrued over the lease term.
There is no guaranteed or unguaranteed residual value associated with this sales-type lease. The current portion of sales-type lease is included in Net investment in lease, current, and the non-current portion of sales-type lease is included in Net investment in lease, non-current in the Condensed Consolidated Balance Sheets.
The lease income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue—net	$—	$—	$—	$16,526
Total lease income	$—	$—	$—	$16,526

Supplemental balance sheet information related to sales-type lease was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Net investment in lease, current portion	$5,773	$5,773
Net investment in lease, non-current portion	7,216	10,102
Total assets	$12,989	$15,875

As of June 30, 2026, future minimum lease payments to be received under the sales-type lease are as follows (in thousands):

Remainder of 2026	$2,887
2027	5,773
2028	4,329
Total future minimum lease payments	$12,989
NOTE. 9 COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred. No such contingencies were recorded as of June 30, 2026 and December 31, 2025.
The Company has entered into software license and subscription commitments that require future payments of $0.5 million, $1.3 million, and $0.7 million for the remainder of 2026, the year ended 2027, and the year ended 2028, respectively.
NOTE. 10 STOCKHOLDERS' EQUITY
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the certificate of incorporation of Quantinuum, Inc. was amended and restated to, among other things, provide for the authorization of (i) 2,000,000,000 shares of Class A common stock with a par value of $0.0001 per share, (ii) 2,000,000,000 shares of Class B common stock with a par value of $0.0001 per share, and (iii) 20,000,000 shares of preferred stock with a par value of $0.0001 per share.
The voting rights of the holders of Class A common stock and Class B common stock are identical. Each share of Class A common stock has economic rights. Each share of Class B common stock is cancellable upon the redemption or exchange of one Common Unit for, at Quantinuum Inc.’s election, cash or one share of Class A common stock and has no economic rights.
Recapitalization from the Reorganization Transactions
In connection with the Reorganization Transactions, all equity interests in Quantinuum (Cayman) were reclassified Common Units of Quantinuum Holdings. The following is a summary of the securities reclassified in connection with the Reorganization Transactions:
•All issued and outstanding common stock of Quantinuum (Cayman) prior to the Reorganization Transactions were converted or exchanged into Common Units. The Continuing Common Unitholders also received Class B common stock of Quantinuum Inc. on a one-to-one basis with their Common Unit ownership, which grants voting rights identical to Class A common stock but does not entitle holders to receive any distributions or participate in any dividends.
•All issued and outstanding Series A, Series A‑1 and Series B convertible redeemable preferred stock of Quantinuum (Cayman) prior to the Reorganization Transactions were converted or exchanged into Common Units. The Continuing Common Unitholders also received Class B common stock on a one-to-one basis with their Common Unit ownership.
•All issued and outstanding restricted Class C share awards and RSUs of Quantinuum (Cayman) were converted into Quantinuum Inc. Class A common stock or RSUs.
•All preferred equity warrants automatically exercised, with the resulting Series A convertible redeemable preferred stock of Quantinuum (Cayman) converting into Common Units consistent with other preferred holders.
Following the Reorganization Transactions, Continuing Common Unitholders received 228,107,842 Common Units of Quantinuum Holdings and a corresponding number of shares of Class B common stock on a one‑for‑one basis. Blocker shareholders received 1,963,991 shares of Class A common stock in exchange for their interests in the Blocker entity.

As of June 30, 2026, 36,134,196 shares of Class A common stock and 226,771,877 shares of Class B common stock were issued and outstanding.
The amended and restated certificate of incorporation and the Quantinuum Holdings LLCA require the Company to, at all times, maintain (i) a one‑to‑one ratio between the number of Common Units owned by the Company and the number of shares of Class A common stock outstanding and (ii) a one‑to‑one ratio between the number of shares of Class B common stock and the number of Common Units owned by the Continuing Common Unitholders. Additional information regarding Common Units of Quantinuum Holdings is included in Note 11 — Non-Controlling Interests.
Initial Public Offering
As described in Note 1 — Description of Organization, in connection with the IPO, the Company issued 28,500,000 shares of Class A common stock (including 500,000 shares sold pursuant to the exercise of the underwriters option to purchase additional shares) and used the net proceeds to acquire an equivalent number of newly issued Common Units of Quantinuum Holdings.
Preferred Stock
As of June 30, 2026, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the Board of Directors is authorized, without further stockholder approval, to issue shares of preferred stock in one or more series. The Board of Directors has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, and the qualifications, limitations, or restrictions, of each series of preferred stock.
NOTE. 11 NON-CONTROLLING INTERESTS
In connection with the Transactions, Quantinuum Inc. became the sole managing member of Quantinuum Holdings and accordingly consolidates the results of operations of Quantinuum Holdings. The Non-controlling interest balance on the Company’s Condensed Consolidated Balance Sheets represents the economic interest in Quantinuum Holdings attributable to the Common Units held by the Continuing Common Unitholders. Net loss attributable to the non-controlling interest represents the portion of consolidated Net loss allocated to Continuing Common Unitholders based on their weighted‑average ownership interest in Quantinuum Holdings during the period.
As of June 30, 2026, Continuing Common Unitholders owned 226,771,877 Common Units, representing 86.3% of the economic interest in Quantinuum Holdings, and Quantinuum Inc. owned 36,134,196 Common Units, representing the remaining 13.7%.
The ownership of the Common Units is summarized as follows:

	Ownership			Ownership Percentage
	Quantinuum Inc.	Continuing Common Unitholders	Total	Quantinuum Inc.	Continuing Common Unitholders	Total
Balances as of June 5, 2026	34,798,231	228,107,842	262,906,073	13.2%	86.8%	100.0%
Exchange of Non-controlling interests	1,335,965	(1,335,965)	—	0.5%	(0.5)%	—%
Balances as of June 30, 2026	36,134,196	226,771,877	262,906,073	13.7%	86.3%	100.0%
The following table summarizes the effect of changes in ownership of Quantinuum Inc. on the Company's equity for the period during the Transactions through June 30, 2026 (in thousands):

Net loss attributable to Quantinuum Inc.	$(65,418)
Accumulated other comprehensive (loss) income:
Foreign exchange translation adjustment	(1,878)
Increase (decrease) as a result of non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	9
Additional paid-in capital:
Increase as a result of stock-based compensation	316,777
Increase (decrease) as a result of non-controlling interest adjustment for stock-based compensation	(273,239)
Increase (decrease) as a result of non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	14,716
Total effect of changes in ownership interest on equity attributable to Quantinuum Inc.	$(9,033)
Continuing Common Unitholders may exchange Common Units, together with corresponding shares of Class B common stock, for cash or shares of Class A common stock, at the discretion of independent directors who are disinterested, subject to the terms of the Quantinuum Holdings LLCA. Future exchanges will increase Quantinuum Inc.’s ownership in Quantinuum Holdings and correspondingly reduce the Non-controlling interest.
NOTE. 12 REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company derives revenue by providing quantum computing products and solutions. Revenue—net is recognized at a point in time or over time depending on the manner in which the business transfers control of services to customers and revenue is measured as the amount of consideration the Company expects to be entitled in exchange for services rendered.
The following table depicts the disaggregation of revenue by products or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Specialized quantum computing hardware	$—	$—	$—	$16,526
Cloud platform, research and support services	7,966	2,119	13,268	4,970
Prioritization incentive payment	—	$(11)	(65)	$(303)
Lease income	32	—	32	—
Total revenue—net	$7,998	$2,108	$13,235	$21,193
For the six months ended June 30, 2025, specialized quantum computing hardware corresponds to sales-type lease income, as discussed in Note 8 — Leases. For the three and six months ended June 30, 2026, lease income relates to a sublease, as discussed in Note 8 — Leases.
The following table depicts the disaggregation of revenue by timing of transfer of goods or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$135	$—	$135	$16,526
Revenue recognized over time	7,863	2,108	13,100	4,667
	$7,998	$2,108	$13,235	$21,193
Sales and use taxes collected on behalf of governmental authorities are excluded from revenues. Payment is generally due and received within 30 days or in some instances, payment is made up front. There is no significant financing component included in the Company's contracts with customers.
PERFORMANCE OBLIGATIONS
A performance obligation is a promise in a contract to transfer a distinct service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
19

As of June 30, 2026, the remaining performance obligations to which enforceable rights exist are $74.2 million, of which approximately 39.6% is expected to be recognized as revenue over the next 12 months, 64.8% is expected to be recognized as revenue in the next two years, 85.3% is expected to be recognized as revenue in the next three years, and 97.5% is expected to be recognized as revenue in the next four years. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions regarding when performance obligations will be completed. As a result, the actual timing of revenue recognition in future periods may vary.
Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations.
CONTRACT BALANCES
The following table summarizes the Company’s contract liability balances (in thousands):

	June 30,
	2026	2025
Contract liabilities—January 1	$6,608	$1,401
Additions	4,294	390
Revenue recognized	(5,323)	(771)
Contract liabilities—June 30	$5,579	$1,020
The contract liability as of June 30, 2026 will be recognized as revenue as the quantum computing services are provided to the customer, of which $5.3 million is expected to occur over the next year, and $0.3 million is expected to be recognized beyond one year. The contract liability balances are reflected in the Condensed Consolidated Balance Sheets as components of Accrued liabilities and Other liabilities.
The following table summarizes the Company's accounts receivable and contract asset balances (in thousands):

	June 30,	December 31,	December 31,
	2026	2025	2024
Trade receivables	2,531	3,303	1,758
Contract assets	817	1,765	2,964
Accounts receivable	$3,348	$5,068	$4,722
NOTE. 13 INCOME TAXES
The Company is treated as a corporation for tax purposes and is subject to federal, state, local and foreign taxes with respect to allocable share of any net taxable income from Quantinuum Holdings. Quantinuum Holdings is a limited liability company treated as a partnership for income tax purposes and its taxable income or loss is passed through to its members, including the Company. Quantinuum Holdings’ foreign subsidiaries are taxed in the foreign jurisdictions in which they operate, and accruals for such taxes are included in the Company’s condensed consolidated financial statements. For the periods presented prior to the Reorganization Transactions and IPO, the reported income taxes represent those of Quantinuum Holdings.

For the three and six months ended June 30, 2026, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. and UK. For the three and six months ended June 30, 2025, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated at Quantinuum Holdings.

The Company has deferred tax assets as a result of temporary differences between the taxable income on its foreign tax returns and U.S. GAAP income and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized in the Company’s tax returns. Realization of deferred tax assets is based, in part, on the Company’s judgment and various factors including reversal of deferred tax liabilities, and the Company’s ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax
20

planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future.

As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits that if recognized would be recorded as a component of Tax expense. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of Tax expense in the Unaudited Condensed Consolidated Statements of Operations. There were no accrued interest and penalties as of June 30, 2026 and December 31, 2025.

Tax Receivable Agreement

In connection with the Reorganization Transactions, the Company entered into a Tax Receivable Agreement with Quantinuum Holdings and the TRA Parties. Under the Tax Receivable Agreement, the Company will retain 15% of certain available tax savings, and will be required to pay the Members (as defined in the Tax Receivable Agreement) the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes (i.e., deferred tax assets (“DTA”)).
The amounts of any tax benefit to the Company that arises from future exchanges or redemptions of Common Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of Class A common stock at the time of such future redemption or exchange. The Company will only recognize a DTA for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

Based on the Company’s assessment, it is more likely than not that we will not realize the tax benefit of any DTA resulting from the Reorganization Transactions, and therefore, we have established a full valuation against our U.S. DTA. The liability for the Tax Receivable Agreement arrangement is in the scope of ASC 450, Contingencies; however, since the U.S. DTA is not considered to be realizable, the Tax Receivable Agreement liability is not recognized in the Condensed Consolidated Financial Statements as of June 30, 2026.

NOTE. 14 NET EARNINGS PER SHARE
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions during the Transactions through June 30, 2026 (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Numerator:
Net loss	$(596,520)	$(733,113)
Less: Net loss attributable to Quantinuum (Cayman) prior to the Transactions	(110,087)	(246,680)
Less: Net loss attributable to the non-controlling interest	(421,015)	(421,015)
Net loss attributable to Quantinuum Inc.	$(65,418)	$(65,418)

Denominator:
Weighted average shares used in computing net loss per share attributable to Class A common stockholders - basic and diluted (1)	33,914,995	33,914,995
Net loss per share attributable to Class A common shareholders - basic and diluted	$(1.93)	$(1.93)
21

(1) For the calculation of weighted-average shares outstanding, the Company assumes that shares issued upon the vesting of share-based compensation awards during the period were outstanding from the midpoint of the reporting period. This practical expedient is applied because the difference between this method and using precise daily vesting dates is immaterial to basic and diluted earnings per share.
Shares of Class B common stock do not share in the earnings or losses of Quantinuum, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

During the period during the Transactions through June 30, 2026, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains outstanding weighted-average share totals with a potentially dilutive impact:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
RSUs	5,756,251	5,756,251
Restricted shares	538,964	538,964
Common Units	227,582,892	227,582,892
Stock options	122,791	122,791
Total	234,000,898	234,000,898

NOTE. 15 STOCK-BASED COMPENSATION
Quantinuum 2023 Equity Incentive Plan
Prior to the Reorganization Transactions, Quantinuum (Cayman) maintained a stock-based incentive plan (“2023 Plan”) for eligible Quantinuum employees. The 2023 Plan, which was assumed by the Company as part of the Reorganization Transactions, authorized the grant of 6,443,305 Quantinuum (Cayman) Class C shares, including stock options, restricted shares and RSUs. Following the IPO, the number of shares of Class A common stock reserved for issuance under the 2023 Plan is 3,845,117. The restricted Quantinuum (Cayman) Class C shares granted under the 2023 Plan were converted into 2,898,904 restricted shares of our Class A common stock and the RSU awards granted under the 2023 Plan covering Quantinuum (Cayman) Class C shares were converted into RSU awards covering 757,816 shares of our Class A common stock. No stock options were issued under the 2023 Plan. The 2023 Plan terminated in connection with the Reorganization Transactions, such that the Company cannot grant new awards under the 2023 Plan. However, any outstanding awards granted under the 2023 Plan as of the Reorganization Transactions remained outstanding following those transactions, subject to the terms of the 2023 Plan and applicable award agreements.
The RSUs and restricted stock vest subject to a dual-contingency structure, requiring the satisfaction of both a service or annual performance condition and a liquidity event condition. The service-based vesting condition and the annual performance-based vesting condition, which are expected to be tied to the achievement of corporate objectives, are satisfied over a period of four years. The liquidity event condition is an additional performance condition that would be satisfied upon a qualifying liquidity event. Prior to the IPO, no Stock compensation expense was recognized for any restricted shares and RSUs under the 2023 Plan, as the qualifying liquidity event was not considered probable.
The liquidity event condition was satisfied upon completion of the IPO. Modification accounting is not required for the awards assumed under the 2023 Plan as (i) the fair value of the modified awards does not exceed the fair value of the original award immediately before the original award was modified, (ii) the vesting conditions of the modified awards are the same as the original award immediately before the original award is modified and (iii) the classification of the modified
22

award is the same as the original award immediately before the original award is modified. As a result, there is no incremental compensation cost resulting from the assumption of the 2023 Plan.
Upon completion of the IPO, the Company recorded a cumulative adjustment to Stock compensation expense totaling $103.8 million using the accelerated attribution method for the 2023 Plan. For the period from June 5, 2026 to June 30, 2026, the Company recognized Stock compensation expense totaling $6.9 million using the accelerated attribution method.
For the restricted shares and RSUs subject to the annual performance-based vesting condition for the 2026 performance period, an accounting grant date is only established when key terms and conditions of the awards are communicated to the recipients. As of June 30, 2026, a total of 400,791 of restricted shares and 151,562 of RSUs had no accounting grant date as the annual performance conditions were not yet communicated. However, the service inception date precedes the establishment of the grant date, therefore, compensation cost is recognized based on the fair value of the Company’s common stock at each reporting period until the grant date is established. Once the grant date is established, the cumulative compensation cost is adjusted to reflect the grant-date fair value of the award.
The following table is a summary of the restricted share and RSU awards activity under the 2023 Plan on a post-conversion basis and related information for the six months ended June 30, 2026:

	RSUs		Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	189,453	$11.04	659,867	$16.13
Granted	416,799	49.23	1,665,525	47.10
Vested	(568,362)	39.05	(1,744,726)	39.21
Forfeited	—	—	(41,702)	11.04
Outstanding and unvested—June 30	37,890	$11.04	538,964	$37.51
As of June 30, 2026, unrecognized Stock compensation expense related to the 2023 Plan awards that are expected to vest was $38.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Quantinuum 2026 Equity Incentive Plan
In connection with the IPO, the Company adopted the 2026 Incentive Award Plan (the “2026 Plan”) in order to facilitate the grant of cash and equity incentives to our employees, consultants, directors and consultants of our affiliates in order to attract, motivate and retain the talent for which we compete. Through the 2026 Plan, the Company assumed the contractual obligations to grant RSU awards under the conditions set forth in two stock-based compensation plans contingent upon a qualifying liquidation event such as an IPO: the Parent-Quantinuum Plan (the “Parent-Quantinuum Plan”) and the Series A Common Stock Pool Plan (the “SACSP”, and together with the Parent-Quantinuum Plan, the “Contractual Obligations”). In addition to assuming the Contractual Obligations, the Company’s Board of Directors also approved the grant of new awards pursuant to the 2026 Plan to certain employees and non-employee directors and executive officers, which became effective in connection with the consummation of the offering (“IPO Equity Awards” and together with the “Contractual Obligations”, the “2026 Plan Awards”). The 2026 Plan authorizes the grant of awards, including stock options, restricted shares and RSUs, covering up to 40,899,555 shares of Class A common stock.
The details of the plans assumed by the Company under the 2026 Plan are as follows:
Parent-Quantinuum Plan
On November 29, 2021, Honeywell announced a stock-based incentive plan for eligible Company employees to receive awards of Company equity shares which will be granted upon a qualifying liquidity event. The promised RSUs vested in four equal annual installments on the first through fourth anniversaries of November 29, 2021 and were fully vested prior to the IPO.
Series A Common Stock Pool Plan
On March 1, 2022, Quantinuum (Cayman) authorized and approved a pool of Class A common stock for employees to be issued upon a qualifying liquidity event. These awards were granted to multiple employees, on many different dates into 2026. The RSUs issued in settlement of the SACSP awards are scheduled to vest in four equal annual installments on the first through fourth anniversaries of the applicable date on which the letter communicating the award was issued to eligible
23

employees. At the date of the IPO, the RSUs issued in settlement of awards under the SACSP were a mix of fully vested and partially vested awards.
IPO Equity Awards
The IPO Equity Awards are comprised of both RSUs and options to acquire shares of the Company’s Class A common stock. Most of the IPO Equity Awards will vest in equal annual installments on the first through fourth anniversaries of the applicable vesting commencement date, except for awards issued to board members, which will vest on the first anniversary of the IPO date.
The liquidity event condition was satisfied upon completion of the IPO, and the Company recorded a cumulative adjustment to Stock compensation expense totaling $327.9 million using the accelerated attribution method for the 2026 Plan. For the period from June 5, 2026 to June 30, 2026, the Company recognized Stock compensation expense totaling $8.9 million using the accelerated attribution method.
The following table is a summary of the RSU awards activity under the 2026 Plan and related information for the six months ended June 30, 2026:

	RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	—	$—
Granted	8,800,759	61.79
Vested	(3,098,250)	60.00
Forfeited	—	—
Outstanding and unvested—June 30	5,702,509	$62.77
The IPO Equity Awards granted to our CEO, Dr. Rajeeb Hazra are 50% in the form of RSUs and the remaining 50% in the form of options to acquire shares of our Class A common stock (the “Hazra IPO Equity Awards”). The Hazra IPO Equity Awards have a cumulative dollar-denominated value of $9.4 million. The number of shares of Class A common stock subject to such RSUs and options (and the exercise price per share applicable to such option) was based on the initial public offering price of $60 per share and, with respect to the option, was determined utilizing a Black-Scholes model. The Hazra IPO Equity Awards cover 78,333 shares (for the RSUs, which are included in the table above) and 122,791 shares for the options of Class A common stock. The Hazra IPO Equity Awards vest ratably in annual installments over a four year period, subject to his continued employment through the applicable vesting date.
The following table is a summary of the stock option activity under the IPO Equity Awards and related information for the six months ended June 30, 2026:

	Options
	Number of Options	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	—	$—
Granted	122,791	38.28
Vested	—	—
Forfeited	—	—
Outstanding and unvested—June 30	122,791	$38.28
We estimate the fair value of stock options using the Black-Scholes option-pricing model consistent with the provisions of ASC Topic 718, “Compensation-Stock Compensation” (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the
24

expected volatility of the underlying stock over the estimated life of the option. Expected volatility was estimated based on historical and implied stock price volatility from several guideline companies over a period equivalent to the expected term.
We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.
The Hazra IPO Equity Awards, issued in the form of options, were granted on June 3, 2026, and represent the only options outstanding as of June 30, 2026. The assumptions used for the Black-Scholes option-pricing model were as follows:

Assumptions:
Expected volatility	65.00%
Risk-free interest rate	4.33%
Expected dividend yield	—%
Expected life (in years)	6.25
Exercise price	$60.00
As of June 30, 2026, unrecognized Stock compensation expense related to the 2026 Plan awards that are expected to vest was $194.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.
The following table is a summary of the total Stock compensation expense for the 2023 Plan and 2026 Plan awards, which is included in the Condensed Consolidated Financial Statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$6,331	$—	$6,331	$—
Research and development expenses—net	294,901	—	294,901	—
Sales and marketing expenses	17,217	—	17,217	—
General and administrative expenses	129,011	—	129,011	—
Total Stock compensation expense	$447,460	$—	$447,460	$—
The Company paid $92.0 million in taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2026. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE. 16 SEGMENTS
The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the business as a single operating and reportable segment. The CODM uses consolidated financial information to allocate resources and assess performance on a consolidated basis. Accordingly, all required financial segment information is presented on a consolidated basis.
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the CODM is presented on the same basis as the Company’s Condensed Consolidated Financial Statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. There are no significant expense categories provided to the CODM beyond those disclosed in the Unaudited Condensed Consolidated Statements of Operations.
The CODM relies on consolidated net loss as a comprehensive measure of the Company's performance, considering all revenues and expenses, including Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses, to assess the Company’s overall performance and inform strategic decisions. The Company's core technology, research and development, and service platforms are managed centrally and deployed globally to serve customers in various geographic locations. A measure of segment assets is not disclosed because the CODM does not regularly review asset information for purposes of allocating resources or assessing performance. The CODM also reviews forward-looking information contained in budgets and operating plans to manage operations and allocate resources.
25

As the Company operates as a single operating segment, all required financial information can be found in the Condensed Consolidated Financial Statements.
NOTE. 17 RELATED PARTY TRANSACTIONS
For the three and six months ended June 30, 2026, the Company recorded no material gross Revenue—net from related parties. For the three and six months ended June 30, 2025 the Company recorded $0.1 million and $0.3 million of gross Revenue—net from Honeywell, respectively, for research projects and software subscription.
The Company purchased $2.2 million and $0.8 million of products and services from related parties for the three months ended June 30, 2026 and 2025, respectively. The Company purchased $4.1 million and $2.5 million of products and services from related parties for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, outstanding balances Due to related parties for all transactions were $0.1 million and $1.3 million, respectively; balances Due from related parties for all transactions were $0.5 million and $0.6 million, respectively.
TRANSITION SERVICE AGREEMENT
Prior to the Transactions, Honeywell was the controlling majority owner of the Company. Honeywell continues to hold a significant ownership interest in the Company and remains a related party. The Company and Honeywell entered into a transition service agreement (“TSA”) in which certain services performed by Honeywell are cash settled by the Company. For the three months ended June 30, 2026 and 2025, the Company was charged $0.2 million and $0.2 million, respectively, of corporate expenses which are required to be cash-settled to Honeywell. For the six months ended June 30, 2026 and 2025, the Company was charged $0.3 million and $0.3 million, respectively, of corporate expenses which are required to be cash-settled to Honeywell. Upon the occurrence of the IPO the TSA was terminated.
STRATEGIC SERVICES AND SUPPLY AGREEMENTS
The Company utilizes Honeywell’s facilities for fabrication of ion traps, a component of the quantum computers. In November 2021, the Company entered into a Strategic Services and Supply Agreement with Honeywell to continue the fabrication of ion traps (“the 2021 SSSA”). The agreement term was ten years and included reimbursement of labor and materials upon mutually agreed statements of work throughout the term and a prioritization incentive payment not exceeding 1.5% applied to annual revenues generated by the H-series quantum hardware. The Company incurred no material incentive for the three months ended June 30, 2026 and 2025 and $0.1 million and $0.3 million of incentive for the six months ended June 30, 2026 and 2025, respectively, which are reflected as a reduction of Revenue—net in the Unaudited Condensed Consolidated Statements of Operations.
In March of 2026, the 2021 SSSA was terminated and the Company entered into a Strategic Services and Supply Agreement with Honeywell Aerospace Inc. (“AERO”) under which AERO will provide goods, services, and deliverables in relation to the fabrication of ion traps (“the 2026 SSSA”). Prior to AERO’s spin-off from Honeywell on June 29, 2026, AERO was considered a related party as a wholly owned subsidiary of Honeywell. On June 29, 2026, AERO completed its spin-off and ceased to be a related party as of that date. The agreement term is ten years, with automatic five-year renewals, and includes reimbursement of labor and materials plus a 15% markup upon mutually agreed statements of work and purchase orders. The Company is not obligated to purchase any minimum amount of goods, services, or deliverables under the 2026 SSSA and the agreement does not include a prioritization incentive payment.
For the three months ended June 30, 2026 and 2025, the Company incurred $2.1 million and $0.6 million, respectively, of fabrication costs which are required to be cash-settled. For the six months ended June 30, 2026 and 2025, the Company incurred $3.7 million and $2.0 million, respectively, of fabrication costs which are required to be cash-settled. As of June 30, 2026 and December 31, 2025, outstanding balances due to Honeywell for fabrication costs were $0.1 million and $0.2 million, which are included in Due to related parties in the Condensed Consolidated Balance Sheets. Since AERO is no longer a related party as of June 29, 2026, the outstanding balance due to AERO for fabrication costs of $1.0 million as of June 30, 2026 is included in Accounts payable in the Condensed Consolidated Balance Sheets. Additionally, in connection with the 2026 SSSA, the Company has a prepayment to AERO balance of $14.1 million as of June 30, 2026 which is included in Prepayment to related parties, non-current in the Condensed Consolidated Balance Sheets and will make additional prepayments of $1.6 million during the remainder of 2026.
26

LEASES
In the second quarter of 2026, the Company completed a restructuring of its existing subleased office space in Broomfield, Colorado. As part of this restructuring, the Company's existing sublease arrangement with Honeywell was terminated, the Company assumed the related head lease, and the Company entered into a sublease arrangement with AERO for a portion of the premises. As a result of these transactions, the Company became both the lessee under the head lease and the lessor under the sublease. Accordingly, the Company accounts for the head lease and sublease as separate contracts.
The underlying head lease associated with the restructuring was executed with an independent third-party lessor and does not constitute a related party transaction. Additionally, as of June 29, 2026, AERO, the lessee under the sublease agreement, is no longer a related party. Therefore, the related party relationship pertains solely to the terminated original sublease agreement with Honeywell, under which the Company acted as the lessee.
In connection with the Company’s original sublease agreement with Honeywell to rent a portion of the building, the Company has included $1.7 million as the right-of-use asset, $0.6 million as the current portion of operating lease liabilities, and $1.2 million, as the non-current portion of operating lease liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2025. Upon termination in the second quarter of 2026, the Company derecognized the right-of-use asset and corresponding lease liability associated with the sublease. For the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of operating lease cost and $0.5 million and $0.5 million, respectively, of variable lease cost in the Unaudited Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.2 million, respectively, of operating lease cost and $1.1 million and $1.1 million, respectively, of variable lease cost in the Unaudited Condensed Consolidated Statements of Operations.
OTHER RELATED PARTY TRANSACTIONS
In connection with a Cooperative Research and Development Agreement with Honeywell Aerospace Technologies, the Company entered into statements of work with National Technology and Engineering Solutions of Sandia (“NTESS”), a wholly owned subsidiary of Honeywell, relating to collaborative research and development activities. Under these arrangements, the Company provides cost‑reimbursable funding for agreed research activities. The Company incurred $0.3 million and $0.1 million of costs related to these arrangements for the three months ended June 30, 2026 and 2025, respectively. The Company incurred $0.5 million and $0.1 million of costs related to these arrangements for the six months ended June 30, 2026 and 2025. Additionally, there were no material amounts payable to or receivable from NTESS as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 the Company had an outstanding receivable balance of $2.2 million due from a non-officer vice president of the Company.

NOTE. 18 SUBSEQUENT EVENTS
In preparing the Condensed Consolidated Financial Statements, the Company has evaluated the events and transactions for their recognition or disclosure subsequent to June 30, 2026, and through August 13, 2026, the date the Condensed Consolidated Financial Statements were available for issuance.
In July 2026, the Company entered into a statement of work (“SOW”) with Oracle under which the Company will provide quantum computing services including the installation of a quantum computing system. The SOW is multi-year and the value will be recognized as performance obligations are completed over the term of the arrangement.

During July 2026, an aggregate of 357,592 shares of Class A common stock were issued to Quantinuum Holdings members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Quantinuum Holdings LLC Agreement.
27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this report, and our audited consolidated financial statements and the related notes for the year ended December 31, 2025 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our current plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.

You should review the section of this quarterly report titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, references in this section to “Quantinuum,” “we,” “our,” “us,” and the “Company” refer to Quantinuum Inc. and its consolidated subsidiaries.
Overview
Quantum computing is quickly evolving from research to early commercial adoption to address the insatiable need for computing power in the digital age. Even as classical computing continues to advance in energy-efficient performance, the huge computational demands of new applications such as artificial intelligence (“AI”) are making it challenging for classical computing to keep pace. Quantum computing is a fundamentally different approach that allows us to solve entirely new classes of problems in a resource-efficient manner. This paradigm change is being propelled by governments and enterprises, as they recognize quantum computing as a potential key enabler of long-term growth. Quantinuum was built with the mission to lead this transition and play a pivotal role in defining the future of the computing industry.
We believe the future of computing will be inherently hybrid, combining classical compute (i.e., CPUs), accelerated compute (i.e., GPUs) and quantum compute (i.e., QPUs). In this architecture, quantum computing will become a foundational layer for solving classes of problems that are fundamentally difficult for classical and accelerated systems alone. We view quantum computing not as a standalone replacement for classical systems, but as a new foundational layer within a hybrid computing stack. In this model, workloads are dynamically orchestrated across computing systems to ensure optimal execution, enabling each class of problem to be solved on the most appropriate computing substrate. Our quantum systems have been designed from the ground up with this hybrid framework in mind. We are already exploring protocols in which our quantum systems will generate data that is subsequently used by AI models to learn and guide the generation of additional data—creating a closed‑loop feedback system that accelerates discovery across multiple domains. Critically, unlike classical systems, our QPUs produce data that is extremely difficult—if not impossible—to produce classically. This confers a unique advantage: rather than training AI models on data that is broadly available or incrementally derived, we provide novel, high‑value data that would otherwise be prohibitively expensive or altogether unattainable. This capability is driven by our QPU’s ability to accurately model highly complex chemical and physical systems, unlocking insights beyond the reach of traditional computing approaches.
Quantinuum is a leading quantum computing platform that offers solutions like hardware platforms, developer tools, application libraries and solution-targeted intellectual property (“IP”). Our vertically integrated quantum computing platform combines sophisticated quantum hardware systems and middleware with application software designed to make quantum computing deployable in real-world environments. By enabling hybrid quantum-classical computing workflows with our software, we believe we accelerate the creation of entirely new application categories, such as quantum-enabled AI.
Our model of working closely with our customers and partners to build new hardware and software capabilities builds deep, durable relationships that we believe enables Quantinuum to create and capture value. Our selective approach to what we retain as proprietary and what we license as open-source is designed to accelerate developer adoption and ecosystem growth without compromising long-term competitive advantages. Core architectural and system-level IP remain proprietary and protected, while openness is pursued in areas where it strengthens developer engagement.
Our QCCD architecture is designed to prioritize accuracy, connectivity and system-level performance over raw gate speed, reflecting our focus on improving time-to-solution for real-world workloads. Quantinuum’s platform is built on the well-established QCCD architecture established in the early 2000s, which we implemented with novel designs and capabilities to achieve the industry’s highest accuracy levels based on Helios’ 99.921% average two-qubit gate fidelity, as of December 31, 2025. See “About this Prospectus—Market and Industry Data.” In fact, we were the first in the industry to implement logical qubits with a higher accuracy than physical qubits, according to the 2021 Ryan-Anderson et al. Study.

Quantinuum has demonstrated technical and operational progress through multiple generations of commercially deployed quantum systems, including H1 (2020), H2 (2023) and Helios (2025). H1 was the first commercial quantum system to demonstrate “Three Nines” (“99.9%”) accuracy for two-qubit gates across all qubit pairs, according to the 2025 Kretschmer et al. Study, and each generation delivered measurable improvements in performance and accuracy. Our team continues to build on these improvements and is working on future system generations, such as Sol, which we expect to introduce in 2027 and anticipate will achieve up to 100 logical qubits (a key milestone in fault-tolerant computing), and Apollo, which we expect to introduce in 2029 and anticipate will achieve 100s of logical qubits.
While certain alternative approaches, such as superconducting architectures, may achieve faster individual gate speeds, they often require significantly more operations and higher error-correction overhead to reach a reliable result. We evaluate the performance and commercial readiness of our platform using system-level metrics that we—and our customers—believe are indicative of real-world value and the ability to produce successful outcomes and solutions, rather than early stage and traditional metrics, such as raw qubit count or gate speed. The metrics and performance drivers that best showcase our ability to achieve results include fidelity, number of logical qubits, system scalability, time-to-solution and full-stack performance. We believe these metrics are more directly aligned with customer outcomes and commercial adoption, system cost and the ability to support increasingly complex workloads.
Our strategy is hardware-led and software-enhanced, delivering high-accuracy quantum hardware with co-optimized middleware and applications to enable customers to design and implement solutions. Our middleware tools for quantum software developers, like the high-level quantum programming language, Guppy, are designed to make writing and executing quantum programs easy, enabling customers to build high-value solutions. We believe that our software tools across multiple platforms significantly lower the adoption hurdle in application development while creating loyalty to Quantinuum’s platform. We expect that our full-stack offerings, including applications, will help us capitalize on early commercial value as quantum technology is deployed across industries, while preserving significant flexibility to capture value as the industry moves up stack.
Recent Development - U.S. Government Transaction
On May 21, 2026, we announced that we entered into a non-binding Letter of Intent (“Letter of Intent”) with the Department of Commerce (the “Department of Commerce”) under the CHIPS Act of 2022, covering an award of up to an aggregate $100.0 million (the “Award”), to be disbursed to us in multiple payments, with $56.0 million to be made available on or about the date of the Award (the “Award Date”) and two subsequent payments (the “Milestone Payments”) in connection with, and subject to, our achievement of certain project milestones, which are expected to be required to be achieved within five years of the Award Date (the “U.S. Government Transaction”). In exchange for receiving the Award, under the terms of the Letter of Intent, we would be obligated to issue equity securities on the Award Date to the Department of Commerce in the full amount of the Award, at an issuance price that is based on the lowest of (i) the initial public offering price per share discounted by 20% and (ii) the publicly traded closing share price on the Award Date, discounted by 15%. The Letter of Intent contemplates that we will undertake certain activities at multiple existing U.S. project sites to address key technical challenges in scaling trapped-ion-based quantum computing systems. The proposed transaction remains subject to the negotiation and execution of the definitive award documents (the “Definitive Award Documents”), the satisfaction of numerous conditions, and final government approvals. There can be no assurance that the U.S. Government Transaction will be consummated on the terms contemplated in the Letter of Intent or at all. Even if the Definitive Award Documents are executed, a portion of the funding would be disbursed in tranches subject to the achievement of specified milestones, and any failure to meet a milestone could result in the withholding of funding. Further, failure to complete certain required activities to be set forth in the Definitive Award Documents or comply with certain provisions of the Definitive Award Documents may subject previously disbursed amounts to certain clawback provisions.
Key Components Of Results Of Operations
Revenue—net
We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware, from contracts providing access to our quantum computing systems with maintenance and other support services, and from consulting services related to co-developing algorithms on quantum computing systems.
Our contracts for cloud platform, research and other related support services represent performance obligations that are satisfied over time when the customer simultaneously receives and consumes the benefits as we perform the work, if the customer controls the asset as it is created, or if our performance does not create an asset with an alternative use and we have an enforceable right to payment. These arrangements often involve providing customers with ongoing, stand-ready access to our quantum computing systems and resources. The transaction price for these contracts generally consists of a fixed fee for a defined service period, which may also include a variable component for usage exceeding contractual minimums. For these performance obligations, fixed fees are typically recognized on a straight-line basis over the service period, while variable usage fees are recognized in the period they occur.
To measure our progress for performance obligations satisfied over time, we use output methods, such as customer consumption, achievement of contractual milestones, or a straight-line measure of progress, selecting the method that best depicts the transfer of control to the customer.
For performance obligations related to the sale of specialized quantum computing hardware, revenue is recognized at a point in time when control of the asset transfers to the customer, which is typically upon delivery and commissioning. These arrangements may qualify as sales-type leases under ASC 842. The application of these accounting principles requires us to make judgments and estimates, and changes to these estimates can have a significant impact on the timing and amount of revenue recognized.
Revenue may fluctuate significantly from period to period due to the timing of new contracts, the commencement of large multiyear engagements, customer usage patterns and the onboarding of new enterprise and government customers. As is typical of quantum computing organizations, our customer base is concentrated and revenue from individual customers may represent a large percentage of total revenue in any given period.
Costs and Expenses
Cost of revenue
Cost of revenue consists primarily of costs associated with operating our quantum computing systems and cloud delivery infrastructure. These expenses include:
•Personnel related costs for operations, reliability and customer support teams;
•Depreciation related to our quantum computing systems;
•Infrastructure costs, including costs associated with maintaining the cloud platform and allocation of facility costs; and
•Third-party costs, including fees paid to third-party contractors or consultants engaged to support the delivery of services to our customers.
Period over period changes in cost of revenue are driven by the timing of system upgrades and deployments, expansion of computing capacity to support demand growth and increases in cloud and data center infrastructure usage.
Amortization expense
Amortization expense includes amortization of acquired intangible assets—such as patents and technology, customer relationships and trademarks.
Amortization will vary with the timing of product development cycles, the mix of intangible assets acquired or capitalized and the corresponding useful lives of the underlying assets. Due to the breadth of proprietary technologies supporting our quantum systems, amortization expense is expected to remain a meaningful component of our cost structure.
Research and development expenses—net
Research and development expenses represent our most significant investment and reflect efforts to advance core trapped-ion hardware generations, increase qubit capacity and fidelity, develop system level control software and expand algorithmic and application layer capabilities. These expenses include personnel related costs, prototype system development, laboratory operations, materials and outsourced research services.
Research and development is presented net of the UK Research and Development Expenditure Credit (“RDEC”). Because the timing and magnitude of these offsets vary, net research and development expense may not trend proportionally with underlying gross investment.
As with other quantum computing companies, continued research and development investment is critical to advancing our technology roadmap and supporting long term commercialization objectives.

Sales and marketing expenses
Sales and marketing expenses include personnel related costs for sales, business development and marketing. These expenses also include the cost of customer acquisition programs, participation in industry conferences, digital marketing and initiatives to cultivate early adopter ecosystems for quantum computing.
Early stage enterprise adoption cycles remain long and variable, which may lead to non-linear trends in sales and marketing expenses.
General and administrative expenses
General and administrative expenses include personnel related costs for corporate functions such as finance, legal and executive management as well as allocated costs for human resources and information technology. These expenses also include professional fees, insurance expenses (including directors’ and officers’ liability insurance) and other corporate overhead costs.
Stock compensation expense
A significant portion of our outstanding equity awards include restricted Quantinuum Class C shares and RSU awards covering Quantinuum Class C shares granted to the executive management team under the 2023 Plan. These equity awards contain liquidity event vesting conditions that were satisfied upon the completion of the IPO. Because service-based or performance-based vesting conditions for a portion of these awards have already been met, we recognized a substantial, one time, non-recurring stock compensation expense in the period in which the IPO occurred.
In addition to our executive management team’s equity awards, a substantial portion of our future stock‑based compensation relates to contractual entitlements made to employees by Quantinuum (Cayman) and its affiliates to receive restricted stock units. See Note 15 — Stock-Based Compensation to our Condensed Consolidated Financial Statements for a description of these plans. These awards were subject to satisfaction of a liquidity‑event condition for Quantinuum (Cayman) and were formally granted by the Board following the completion of the IPO.
We recognized a significant, one‑time, non‑recurring stock‑based compensation expense in the period in which Quantinuum Inc. approved and granted these restricted stock units, which occurred upon the IPO, reflecting service rendered prior to the applicable grant date.
All future stock-based compensation expense will:
•materially increase operating expenses for the period subsequent to the liquidity event and the period in which Quantinuum Inc. approves employee restricted share units;
•not require the use of cash;
•significantly affect comparability between pre-offering and post-offering financial periods; and
•vary depending on the timing of the offering, the valuation of our common stock and future equity awards.
Other (income)/expense—net
Other (income)/expense—net includes realized and unrealized foreign currency gains and losses, government grant income not associated with customer contracts and other non-operating items.
These items may fluctuate significantly from period to period due to changes in interest rates and exchange rate movements.
Tax expense
Prior to the reorganization in connection with the IPO, we operated primarily through an entity classified as a partnership for U.S. federal income tax purposes and therefore were generally not subject to U.S. federal corporate income taxes. We are also subject to foreign income taxes in jurisdictions in which we operate.
Our effective tax rate will depend on the geographic mix of earnings, the utilization of net operating losses, valuation allowances on deferred tax assets and the allocation of income to non-controlling interests.

Following the IPO, Quantinuum Inc. is treated as a U.S. corporation and will be subject to U.S. federal and applicable state and local income taxes. We operate using an Up-C structure under which Quantinuum Inc. holds interests in Quantinuum Holdings. We entered into a Tax Receivable Agreement with certain pre-IPO owners, under which we will pay a portion of certain tax benefits that we realize as Common Units are exchanged.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$7,998	$2,108	$5,890	279%
Costs and expenses:
Cost of revenue	10,312	1,205	9,107	756%
Amortization expense	4,185	2,839	1,346	47%
Research and development expenses—net	367,292	39,667	327,625	826%
Sales and marketing expenses	29,328	3,413	25,915	759%
General and administrative expenses	151,907	6,071	145,836	2,402%
Total costs and expenses	563,024	53,195	509,829	958%
Loss from operations	(555,026)	(51,087)	(503,939)	986%
Interest income—net	(4,719)	(999)	(3,720)	372%
Loss on change in fair value of warrant liabilities	47,615	6,400	41,215	644%
Other (income)/expense—net	(1,971)	429	(2,400)	(559)%
Loss before taxes	(595,951)	(56,917)	(539,034)	947%
Tax expense	569	—	569	N.M.
Net loss	$(596,520)	$(56,917)	$(539,603)	948%
N.M. - Not Meaningful

Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses for the periods include Stock compensation expense as follows:

	Three Months Ended June 30,
	2026	2025
Cost of revenue	$6,331	$—
Research and development expenses—net	294,901	—
Sales and marketing expenses	17,217	—
General and administrative expenses	129,011	—
Total Stock compensation expense	$447,460	$—

Revenue—net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$7,998	$2,108	$5,890	279%
Revenue—net increased $5.9 million, or 279% for the three months ended June 30, 2026, primarily driven by an increase in revenue from cloud platform, research and support services.

Cost of revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Cost of revenue	$10,312	$1,205	$9,107	756%
Cost of revenue increased $9.1 million, or 756% for the three months ended June 30, 2026, primarily due to an increase in stock-based compensation expense of $6.3 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in personnel related costs of $1.1 million, an increase in specific customer related project costs of $0.6 million, and an increase in depreciation related to our quantum computing systems of $0.3 million.
Amortization expense

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Amortization expense	$4,185	$2,839	$1,346	47%
Amortization expense increased $1.3 million, or 47% for the three months ended June 30, 2026, due to additional amortization of licensed technology purchased at the end of 2025.
Research and development expenses—net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development expenses—net	$367,292	$39,667	$327,625	826%
Research and development expenses—net increased $327.6 million, or 826% for the three months ended June 30, 2026. The increase in research and development expense reflects the execution of our forward-looking technology roadmap and investment to support the development of next generation quantum computing systems. The increase was primarily driven by an increase in stock-based compensation expense of $294.9 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in outsourced research services and collaboration services of $9.3 million and an increase in project materials of $6.0 million.
Sales and marketing expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Sales and marketing expenses	$29,328	$3,413	$25,915	759%
Sales and marketing expenses increased $25.9 million, or 759% for the three months ended June 30, 2026, primarily driven by an increase in stock-based compensation expense of $17.2 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase of $6.9 million related to non-recurring professional fees such as marketing and pipeline development services.
General and administrative expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
General and administrative expenses	$151,907	$6,071	$145,836	2,402%
General and administrative expenses increased $145.8 million, or 2402% for the three months ended June 30, 2026, primarily driven by an increase in stock-based compensation expense of $129.0 million, the majority of which represents a one-time cumulative adjustment related to our IPO. The remainder of the increase was driven by an increase in personnel related costs for corporate functions of $9.6 million, and an increase in professional fees such as legal, audit and business consulting services of $5.7 million.
Interest income—net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income—net	$(4,719)	$(999)	$(3,720)	372%
Interest income—net increased $3.7 million, or 372% for the three months ended June 30, 2026, primarily due to an increase in the balance of our invested cash.
Loss on change in fair value of warrant liabilities

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Loss on change in fair value of warrant liabilities	$47,615	$6,400	$41,215	644%
Loss on change in fair value of warrant liabilities increased to $47.6 million for the three months ended June 30, 2026, compared to a loss of $6.4 million for the three months ended June 30, 2025. This resulted in a net change of $41.2 million, or 644% when comparing the two periods. The changes were primarily driven by mark-to-market changes. A discussion of the change in the fair value of the warrant liabilities is included in Note 7 — Fair Value to our Condensed Consolidated Financial Statements.
Other (income)/expense—net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Other (income)/expense—net	$(1,971)	$429	$(2,400)	(559)%
Other (income)/expense—net increased $2.4 million, or 559% for the three months ended June 30, 2026, shifting from other expense to other income, primarily driven by an increase of $1.9 million due to a non-recurring litigation loss recovery settlement and an increase of $0.6 million due to a reduction of property, plant, and equipment write-offs as compared to the same period in the prior year.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$13,235	$21,193	$(7,958)	(38)%
Costs and expenses:
Cost of revenue	11,424	2,670	8,754	328%
Amortization expense	8,370	5,678	2,692	47%
Research and development expenses—net	421,951	75,440	346,511	459%
Sales and marketing expenses	43,064	6,802	36,262	533%
General and administrative expenses	160,603	11,569	149,034	1,288%
Total costs and expenses	645,412	102,159	543,253	532%
Loss from operations	(632,177)	(80,966)	(551,211)	681%
Interest income—net	(9,483)	(2,343)	(7,140)	305%
Loss on change in fair value of warrant liabilities	111,815	7,800	104,015	1,334%
Other (income)/expense—net	(2,013)	800	(2,813)	(352)%
Loss before taxes	(732,496)	(87,223)	(645,273)	740%
Tax expense	617	183	434	237%
Net loss	(733,113)	(87,406)	(645,707)	739%
Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses for the periods include stock-based compensation expense as follows:

	Six Months Ended June 30,
	2026	2025
Cost of revenue	$6,331	$—
Research and development expenses—net	294,901	—
Sales and marketing expenses	17,217	—
General and administrative expenses	129,011	—
Total Stock compensation expense	$447,460	$—

Revenue—net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$13,235	$21,193	$(7,958)	(38)%
Revenue—net decreased $8.0 million, or 38% for the six months ended June 30, 2026, primarily driven by a decrease in revenue from specialized quantum computing hardware related to a sales-type lease transaction of $16.5 million, partially offset by an increase in revenue from cloud platform, research and support services of $8.3 million.
Cost of revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Cost of revenue	$11,424	$2,670	$8,754	328%
Cost of revenue increased $8.8 million, or 328% for the six months ended June 30, 2026, primarily due to an increase in stock-based compensation expense of $6.3 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in personnel related costs of $1.5 million, an increase in specific customer related project costs of $0.6 million, and an increase in depreciation related to our quantum computing systems of $0.5 million.

Amortization expense

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Amortization expense	8,370	5,678	2,692	47%

Amortization expense increased $2.7 million, or 47% for the six months ended June 30, 2026, due to additional amortization of licensed technology purchased at the end of 2025.

Research and development expenses—net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development expenses—net	$421,951	$75,440	$346,511	459%
Research and development expenses—net increased $346.5 million, or 459% for the six months ended June 30, 2026. In addition to the stock-based compensation impact in the period, the increase in research and development expense reflects the execution of our forward-looking technology roadmap and investment to support the development of next generation quantum computing systems. The increase was primarily driven by an increase in stock-based compensation expense of $294.9 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in outsourced research services and collaboration services of $18.4 million and an increase in project materials of $6.8 million.
Sales and marketing expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Sales and marketing expenses	$43,064	$6,802	$36,262	533%
Sales and marketing expenses increased $36.3 million, or 533% for the six months ended June 30, 2026, primarily driven by an increase related to professional fees such as marketing and pipeline development services of $15.7 million and an increase in stock-based compensation expense of $17.2 million the majority of which represents a one-time cumulative adjustment related to the IPO.
General and administrative expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
General and administrative expenses	$160,603	$11,569	$149,034	1,288%
General and administrative expenses increased $149.0 million, or 1,288% for the for the six months ended June 30, 2026, primarily driven by an increase in stock-based compensation expense of $129.0 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in personnel related costs for corporate functions of $11.8 million and an increase in professional fees such as legal, audit and business consulting services of $6.3 million.
Interest income—net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income—net	$(9,483)	$(2,343)	$(7,140)	305%
Interest income—net increased $7.1 million, or 305% for the six months ended June 30, 2026, primarily due to an increase in the balance of our invested cash.
Loss on change in fair value of warrant liabilities

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Loss on change in fair value of warrant liabilities	$111,815	$7,800	$104,015	1,334%
Loss on change in fair value of warrant liabilities increased $104.0 million, or 1,334% for the six months ended June 30, 2026, primarily driven by mark-to-market changes. A discussion of the change in the fair value of the warrant liabilities is included in Note 7 — Fair Value to our Condensed Consolidated Financial Statements included elsewhere in this quarterly report.
Other (income)/expense—net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Other (income)/expense—net	$(2,013)	$800	$(2,813)	(352)%
Other (income)/expense—net increased $2.8 million, or 352% for the six months ended June 30, 2026, shifting from other expense to other income, primarily driven by an increase of $1.9 million due to a non-recurring litigation loss recovery settlement and an increase of $0.9 million due to a reduction of property, plant, and equipment write-offs as compared to prior year.
Liquidity and Capital Resources
Since our inception, we incurred net losses and have generated only limited revenue. Prior to the IPO, we funded our operations primarily through convertible debt, which subsequently converted to equity, and direct issuances of convertible preferred stock. In connection with the IPO, we received proceeds of approximately $1,628.8 million, net of underwriting discounts and commissions. For the six months ended June 30, 2026 and 2025, we incurred net losses of $733.1 million and $87.4 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future.
As of June 30, 2026, our cash and cash equivalents were $2,106.7 million. We believe that our cash and cash equivalents on hand as of June 30, 2026 will be sufficient to meet our working capital and capital expenditure needs for a period of at least 12 months from the date of this report.
Our primary uses of cash are to fund our operations as we continue to grow our business. Our short-term cash requirements include capital expenditures for materials and components related to research and development and quantum computing systems; and working capital requirements.
Our long-term cash requirements include expenditures for the ongoing development of quantum computing systems and payments related to a perpetual license agreement our quantum computing technology is dependent upon.
Until such time as we can generate significant revenue from sales of our quantum computing products and solutions, we expect to finance our cash needs through public or private equity or other capital sources, including potential collaborations and other similar arrangements. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
In connection with the Reorganization Transactions, we entered into a Tax Receivable Agreement (TRA) with Quantinuum Holdings and the TRA Parties. Under the Tax Receivable Agreement, we will retain 15% of certain available tax savings, and will be required to pay the Members (as defined in the Tax Receivable Agreement) the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes (i.e. DTA).

The amounts of any tax benefit to us that arises from future exchanges or redemptions of Common Units will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions or exchanges and the price of shares of Class A common stock at the time of such future redemption or exchange. We will only recognize a DTA for financial reporting purposes when it is “more-likely-than-not” that the tax benefit will be realized.

The payment obligations under the Tax Receivable Agreement are obligations of Quantinuum, Inc. and not of Quantinuum Holdings. We expect that the payments that we will be required to make to the TRA Parties will be substantial.

Any payments made by us to the TRA Parties will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Quantinuum Holdings and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us.

Our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, deterring or preventing certain mergers, asset sales, other forms of business combination or other changes of control. We might need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient and there can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this quarterly report.
Summary of Historical Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Net cash used for operating activities	$(129,085)	$(65,780)
Net cash used for investing activities	(39,177)	(37,721)
Net cash provided by financing activities	1,513,256	—
Cash Flow from Operating Activities
Increased uses of cash flows from operating activities as we continue to grow our business primarily relate to research and development, sales and marketing and general and administrative activities. Increases in our operating cash flow uses are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used for operating activities for the six months ended June 30, 2026 was $129.1 million, resulting primarily from a net loss of $733.1 million, adjusted for stock compensation expense of $447.5 million, non-cash charges of $111.8 million in loss on change in fair value of warrant liabilities, $18.5 million in depreciation and amortization, $4.6 million for access to quantum computing hardware. These were offset by a net cash inflow from changes in operating assets and liabilities of $21.4 million.
For the six months ended June 30, 2026, net cash outflow from changes in operating assets and liabilities consisted primarily of increases in accrued liabilities of $26.9 million, primarily driven by increase in accrued legal and professional services and accounts payable of $15.5 million due to an increase in professional services and leasehold improvements in progress. Accounts receivable decreased $1.7 million due to cash collections, and net investment in leases decreased by $2.9 million from payments received in a sales-type lease transaction. Also non-current assets decreased by $0.5 million . These were offset by increase of current assets of $11.1 million, related to increases in vendor down payments and new leaseholds, along with an increase in prepayment to Honeywell of $14.1 million under the Strategic Services and Supply Agreement.

Net cash used for operating activities for the six months ended June 30, 2025 was $65.8 million, resulting primarily from a net loss of $87.4 million, adjusted for non-cash charges of $14.9 million in depreciation and amortization, $7.8 million in loss on change in fair value of warrant liabilities, and $3.0 million for access to quantum computing hardware. These amounts were partially offset by a net cash outflow from changes in operating assets and liabilities of $10.2 million and non-cash revenue of $16.5 million from the sales-type lease transaction.
For the six months ended June 30, 2025, net cash inflow from changes in operating assets and liabilities consisted primarily of an increase in accounts payable of $4.4 million due to an increase in leasehold improvements in progress, a decrease in net investment in leases of $2.9 million from payments received in a sales-type lease transaction, and a decrease in accounts receivable of $1.8 million due to cash collections.
Cash Flow from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2026 was $39.2 million representing additions of $39.2 million to capital expenditures related to the development of quantum computing systems and leasehold improvements.
Net cash used for investing activities for the six months ended June 30, 2025 was $37.7 million representing additions of $37.7 million to capital expenditures related to the development of quantum computing systems and leasehold improvements.

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $1,513.3 million due to proceeds from the issuance of common stock in the IPO of $1,628.8 million, net of issuance costs of $23.5 million, offset by withholding taxes paid on stock compensation of $92.0 million.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities. We also make estimates and assumptions that affect the reported amounts and related disclosures for the periods presented. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
While our significant accounting policies are described in the notes to our financial statements included elsewhere in this quarterly report, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of identifiable net assets assumed in a business combination. Goodwill is not amortized and is tested annually, the first day of the fourth quarter, or more frequently if a triggering event occurs between impairment testing dates. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value. If our assumptions deteriorate as a result of a decline in our business or other factors, we may be required to record a non-cash impairment charge, which could have a material adverse effect on our consolidated statement of operations and balance sheet.
As of December 31, 2025 the fair value of our reporting unit significantly exceeded its carrying value. Based on this result our reporting unit is not at risk of impairment. As of June 30, 2026, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was required.
Revenue Recognition
We derive revenue by providing quantum computing products and solutions.

In determining this transaction price, variable consideration is included in the estimate only to the extent that a significant reversal would not be probable. For arrangements with multiple performance obligations, such as quantum computing hardware contracts, judgment is applied to determine the relative standalone selling price of each performance obligation as this is used to allocate the transaction price to each performance obligation within the contract. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. To date, we have determined the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. When the standalone selling price was not known, due to it being either highly variable or uncertain, and we have observable standalone selling prices for other performance obligations in the contract, we allocated the transaction price using the residual approach.
We evaluate contracts with customers at the time of execution and those may vary in terms. The amount of revenue recognized in a period may vary with respect to the allocation of arrangement consideration to performance obligations with different revenue recognition patterns and changes to existing contract terms.
For performance obligations satisfied over time, we apply judgment to select a method that faithfully depicts our progress in transferring control of the promised goods or services to the customer. We use methods such as customer consumption, achievement of contractual milestones, or a straight-line measure of progress over the service period. For other performance obligations, revenue is recognized at a point in time when control transfers to the customer. The application of these accounting principles requires us to make judgments and estimates, such as selecting an appropriate measure of progress for services recognized over time. Changes in these estimates can have a significant impact on the timing and amount of revenue recognized, which could result in material changes to reported revenue.
Stock-Based Compensation
Under the 2023 Plan, we granted restricted Quantinuum Class C shares and RSU awards covering Quantinuum Class C shares that vest on the satisfaction of both (i) a service- or performance-based requirement and (ii) a liquidity event requirement, such that the applicable award vests as of the first date upon which both requirements are satisfied. The liquidity event was satisfied upon the IPO. Additionally, under the 2026 Plan,we issued further awards, in the form of RSUs and options, which generally vest upon the completion of a three or four year service period. We account for stock-based compensation awards at their grant date fair values.
For the portion of the awards subject to annual performance conditions, we determined that a grant date for accounting purposes does not occur until the specific performance metrics are approved and communicated to the employee. We remeasure the fair value of these awards at each reporting date until an accounting grant date is achieved, as the service inception date precedes the grant date.

We record stock-based compensation expense for RSUs and restricted stock on an accelerated attribution method over the requisite service period and only if all vesting conditions are considered probable to be satisfied. Upon the IPO, the Company recorded cumulative stock-based compensation expense determined using grant-date fair values for awards that have satisfied or partially satisfied the service-based or other performance-based vesting conditions. Following the IPO, Stock compensation expense related to any remaining service-based or other performance-based vesting conditions will be recorded over the remaining requisite service period.
The fair value of awards granted prior to the IPO was based on the fair value of Quantinuum (Cayman)’s common stock. The fair value of the shares of Quantinuum (Cayman)’s common stock underlying RSUs and restricted stock was required to be estimated, as the shares were not traded on a public market on the grant date. The fair value of Quantinuum (Cayman)’s common stock was determined by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of Quantinuum (Cayman)’s convertible redeemable preferred stock or common stock, Quantinuum (Cayman)’s operating and financial performance, the lack of liquidity of Quantinuum (Cayman)’s common stock, and general and industry specific economic outlook, amongst other factors.

The fair value of RSU awards that were granted in connection with and subsequent to the IPO, are based on the fair value of Class A common stock at the time of grant. The fair value of option awards that were granted in connection with the IPO was determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model.

Warrants
We evaluate whether warrants issued require accounting as derivatives. We concluded that warrants to purchase convertible redeemable preferred stock meet the criteria for liability classification under ASC 480, Distinguishing Liabilities from Equity. We recorded the warrants as a liability on the Consolidated Balance Sheet at their estimated fair value at the time of initial recognition based on an option pricing model. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Consolidated Statement of Operations. We will continue to remeasure the liability-classified warrants until the earlier of the exercise or expiration, the completion of a deemed liquidation event, the conversion of convertible redeemable preferred stock into Common stock, or until holders of the convertible redeemable preferred stock can no longer trigger a deemed liquidation event. On expiration, the warrants are structured to automatically exercise, at which point the holder can choose between a gross cash settlement or a cashless settlement.
We utilize a hybrid method allocation model consisting of probability-weighted scenarios and an option pricing model to calculate the fair value of the warrants at the issuance date. The estimated fair value of the warrant liability is determined using Level 3 inputs, which requires significant judgment. Inherent in this model are several subjective assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The probability of completing an initial public offering or merger and acquisition transaction, which represents a significant judgment by management, is based on our current expectation. The expected life of the warrants is assumed to be equivalent to the expected time to liquidity.
The warrants were net exercised upon the occurrence of the IPO and converted to equity. Upon IPO they were valued based on the Quantinuum Inc. Class A shares issued upon net exercise and the IPO share price.
Off-Balance Sheet Arrangements
As of June 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC and U.S. GAAP.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) December 31, 2031, (ii) the last day of the first fiscal year in which our annual gross revenue exceeds $1.235 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Recent Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information.
Item 4. Controls and Procedures

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) means controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances. Management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the const-benefit relationship of possible controls and procedures. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls over Financial Reporting

There were no changes that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting that occurred during the period covered by this report.

Part II - Other Information
Item 1. Legal Proceedings
We are currently involved in, and may in the future from time to time become involved in, legal proceedings, claims, and investigations in the ordinary course of our business. Although the results of these legal proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of any matters that we are currently involved in are reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and be costly to defend, with unfavorable preliminary or interim rulings.
Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary. Factors that could cause fluctuations in the trading price of our Class A common stock, include the following:
•market acceptance of our products, services and solutions;
•announcements of the results of research and development projects by us or our competitors;
•announcements by others relating to quantum technology;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology or other stocks;
•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of the expiration of, or release from, market standoff or lock-up agreements;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•our failure to meet projections we may provide to the public;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•the market response to rights granted to Honeywell pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement between us and Honeywell International Inc.dated June 3,2026 (the “Stockholder Agreement”);
•general macroeconomic conditions and slow or negative growth of our markets; and
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, natural disasters, public health threats, or responses to those events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty. These economic, political, regulatory, and market conditions may adversely impact the market price of our Class A common stock, regardless of our actual results of operations. In the past, securities class action litigation and derivative litigation have often been instituted against companies following periods of volatility in the market price of a company’s securities. These types of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, and results of operations. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant litigation defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. Any of the above potential effects relating to potential volatility in the market price of our Class A common stock could have an adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Financial Condition and Status as an Early-Stage Company
We are in our growth stage, which makes it difficult to forecast our future results of operations and our funding requirements.
As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Near term, our ability to generate revenue will depend on our ability to develop and produce quantum computing systems at scale and to provide customers access to them. Longer term, our ability to generate revenue will also be dependent on our ability to develop, produce and commercialize fully scalable, fault-tolerant quantum computing systems. Achieving fault-tolerance at commercially viable scale involves substantial scientific and engineering uncertainty, including achieving sufficiently low error rates across large numbers of qubits, developing effective quantum error correction software codes, managing qubit coherence times and scaling our systems while maintaining or improving gate fidelities. These challenges may prove more difficult to overcome than currently anticipated, may require fundamental technological breakthroughs that may not occur or may not be solvable at commercially viable cost levels. Our roadmaps may be delayed, altered, abandoned or not realized within our projected timelines or budgets, or at all. Even if we achieve certain technical milestones including increased qubit count, improved error rates or overall enhanced system performance, there can be no assurance that such milestones will translate into commercially viable products, sustainable customer demand, revenue or profitability.
Our ability to scale our business is dependent upon a multitude of technical, commercial, organizational and ecosystem factors including our ability to overcome technical challenges, advance and improve our technology faster than our competitors. Additionally, scaling our business is at risk if we fail to build repeatable systems that are reliable, manufacturable, cost-effective, capable of being produced, deployed, made accessible to customers in their home jurisdictions, and supported at increasing scale; if we are unable to secure and retain specialized talent; if we experience constraints in our supply chain or manufacturing processes; if we are unable to raise sufficient capital on acceptable terms over extended development timelines; if market demand for our offerings erodes or develops more slowly than anticipated; if prospective customers have no or insufficient budget allocation for quantum computing spend or cannot afford our products, services and solutions; or if customers are unwilling or unable to integrate our technology into their existing workflows. Our ability to scale may also be adversely affected by increased competition, rapid technological change, regulatory and geopolitical developments, reliance on strategic partners and suppliers, and our ability to effectively continue our transition from a research-driven organization to a commercially focused operating model. Additionally, we must accelerate development cycles to meet revenue projections and our business depends on our ability to successfully upsell customers through our on-board process and move them into production applications.
The development of our scalable business model will require the incurrence of a substantially higher level of costs than incurred to date, while our revenues may not grow until more powerful products are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for any number of reasons, including but not limited to failing to achieve targeted demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, absence of or diminished customer demand for or budgets allocated to quantum computing spend, or our failure, for any reason, to continue to take advantage of growth opportunities.
We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address or mitigate these risks successfully, our operating and financial results and our funding needs could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved within the costs we have forecast or as quickly as hoped, or at all. As such, an investment in our Class A common stock is highly speculative.
We have a history of losses and expect to incur significant expenses and continuing losses for the near future.
We have historically experienced net losses from operations. For the six months ended June 30, 2026 and the year ended December 31, 2025, we incurred a loss from operations of $632.2 million and $199.3 million, respectively. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

We expect to continue to incur operating losses for the near future as we, among other things, continue to incur significant expenses in connection with the design, development, manufacture, testing and quality assessment of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our business development, marketing and sales activities, develop our distribution infrastructure, post-sales customer support services, and increase our general and administrative functions to support our growing operations and costs of being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have an adverse effect on our business, results of operations or financial condition. Our business model is unproven and may never allow us to cover our costs.
We may not be able to scale our business quickly enough to meet customer and market demand, which could result in no or lower revenue or profitability or cause us to fail to execute on our business strategies.
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:
•attract new customers and grow our customer base;
•maintain and increase the rates at which existing customers use our platform, sell additional products, services and solutions to our existing customers and reduce customer churn;
•expand development, manufacturing and supply-chain capacity;
•invest in our platform and product, services and solutions offerings;
•effectively manage organizational change;
•accelerate and/or refocus research and development activities;
•broaden customer-support and services capabilities;
•maintain or increase operational efficiencies;
•hire and retain qualified talent;
•implement appropriately scaled operational and financial systems;
•our principal asset is our interest in Quantinuum Holdings, and, accordingly, we will depend on
distributions from Quantinuum Holdings to pay our taxes and expenses, including payments under the Tax         Receivable Agreement, which payments may be substantial, and to pay dividends. Quantinuum Holdings’ ability to make such distributions may be subject to various limitations and restrictions; and

•maintain effective financial disclosure controls and procedures.
Quantum computing may never achieve commercially relevant quantum advantage, and the timeline for achieving such advantage is highly uncertain. Moreover, commercial production of quantum computing technology may never occur. As noted above, there are significant technological challenges associated with developing, producing, marketing and selling services in the advanced technology industry, including our products, services and solutions, and we may not be able to surmount all of the challenges that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner. Additionally, no quantum computing company has successfully achieved broad commercial deployment at scale, so we have limited reference points for forecasting adoption rates, pricing, customer budgets, customer usage patterns or long-term operating performance. As a result, our forecasts for future growth, revenue and expenses are inherently uncertain.
Our ability to scale is dependent upon specialized components and services sourced from multiple industries including: the photonics and optics industry for lasers, optical components, and frequency-stabilization systems; the electronics industry with low-noise control electronics, radio frequency signal generation, central processing units, field-programmable gate arrays; and associated control and readout hardware; the semiconductor and microfabrication industry for ion trap chips, silicon and other substrate materials, cleanroom tooling, and metrology equipment; and suppliers of ultra-high-vacuum systems, precision mechanics, and specialty materials. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.
If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, results of operations and financial condition could be adversely affected.
If we are unable to adequately fund our research and development efforts or use research and development teams effectively, we may not be able to achieve our technological goals, build sufficient systems, meet customer and market demand, or compete effectively, and our business, results of operations and financial condition may be harmed.
To remain competitive, we must continue to develop new product offerings and reach technological milestones, as well as add features and enhancements to our existing platform, products, services and solutions. Developing scalable quantum computing hardware is highly capital-intensive and uncertain, and we may underestimate the funding, time or resources (including talent) required to achieve our technological objectives. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee or management turnover, face challenges in recruiting or retaining highly specialized talent, or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing roadmaps that allow us to achieve technical milestones for trapped-ion quantum computing, retaining and increasing the spending of our existing customers and attracting new customers. The quantum computing industry is quickly evolving and we may invest significantly in particular functionality or integrations that may become obsolete in the future, and any future product offerings, features or enhancements that we develop may be unsuccessful. The success of any new product, service and solutions offerings, enhancements or features depends on several factors, including our understanding of market demand, timely execution, successful introduction and market acceptance. We may not successfully develop new features or enhance our existing products, services and solutions to meet customer needs or our new products, services, features or enhancements may not achieve adequate acceptance in the market. Additionally, our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. Subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, we may make significant investments in new offerings, features or enhancements that may not achieve expected returns. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially and adversely affect our business.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
Market opportunity estimates and growth forecasts, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products, services and solutions at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing may present themselves, and competing quantum computing architectures, including superconducting, neutral atom, and photonic approaches, may achieve commercial viability or fault-tolerance before our trapped-ion systems, which could substantially undermine or reduce the market for our products, services and solutions. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with quantum computing solutions, and customers with budgets allocated for quantum computing spend.
The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, we have relied on market reports by various research and consulting firms. These estimates of the total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing, including AI and machine learning, could reduce the addressable market for quantum computing or delay widespread adoption of our products, services and solutions. In addition, many existing classical computing architectures, applications, and workflows are deeply integrated, highly optimized, and difficult to re-architect, re-factor, or transition to incorporate quantum computing, which may further slow customer adoption and increase switching costs. Moreover, certain customers may have internal IT governance standards or policies that prohibit or restrict them from purchasing or integrating our products, services and solutions offerings within their IT infrastructure environment absent compliance with such standards and policies. This could adversely affect the timing of any quantum advantage being achieved, if at all.
Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our success will depend upon our ability to expand, scale our operations and increase our sales capability. Even if the industry in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.
Our growth is dependent upon our ability to successfully scale up manufacturing of our products, services and solutions in sufficient quantity and quality, in a timely or cost-effective manner and market those products, services and solutions to customers. We do not have experience with the mass distribution and sale of quantum computing, hardware or services. Our growth and long-term success will depend, in part, upon the development of our sales and delivery capabilities.
Unforeseen issues associated with scaling up and manufacturing quantum computing at commercially viable levels and selling our technology could negatively impact our business, results of operations and financial condition.
Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our customers, products or services, for example by entering into government contracts and expanding to new geographies, has required and may continue to require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand computing targets globally. There can be no assurance that our projections on which such targets are based will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing and networking industry may adversely affect our business, results of operations and financial condition and ability to effectively compete within the industry.
Our business could be harmed if we fail to manage growth effectively.
If we fail to manage growth effectively, our business, results of operations and financial condition could be harmed. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources. Such investments may not result in additional sales of our products or services, and we may not be able to avoid cost overruns or be able to hire additional or sufficiently skilled personnel as required. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the marketing, sale, installation and servicing of our products, services and solutions. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities. The growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our platform depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand for processing and bandwidth. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation.
Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures and we may not be able to do so effectively. Furthermore, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. As such, we may be unable to balance our revenue and expenses effectively in the future, which may negatively impact our gross profit or operating expenses. In managing our growing operations, we are also subject to the risks of over-hiring and/or overcompensating our employees and over-expanding our operating infrastructure. We intend to further expand our overall business, including headcount, with no assurance that our revenues will continue to grow. In addition, North America is currently experiencing one of the most competitive markets for human capital talent in our industry in recent times. Coupled with the incredibly complex nature of the quantum industry, we may face significant challenges and delays in hiring and challenges with employee retention.

Our operating and financial results forecast relies in large part upon internally developed assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual business, results of operations and financial condition may be materially different from our forecasted results.
Our projected financial and operating information reflect current estimates of future performance, which may never occur. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:
•success and timing of development activity;
•customer acceptance of our quantum computing and networking systems;
•breakthroughs in classical computing or other computing technologies that could eliminate or reduce the advantages of quantum computing and networking systems that render quantum computing comparatively less practical to customers;
•competition, including from established and future competitors;
•the regulatory environment, including whether governmental authorities permit or restrict the use or distribution of quantum computing solutions;
•whether we can obtain sufficient capital to sustain and grow our business;
•our ability to manage our growth;
•our ability to expand our sales into international markets;
•our ability to retain existing key management, integrate recent hires and attract, train, retain and motivate qualified personnel; and
•the overall strength and stability of domestic and international economies.
Unfavorable changes in any of these or other factors, many of which are beyond our control, could materially and adversely affect our business, results of operations and financial condition.
If we fail to attract new customers or fail to retain and further increase the spending of existing customers, our revenue, business, results of operations, financial condition and growth prospects could be harmed.
Many of our customer engagements are exploratory, pilot programs, proof-of-concept work and research collaborations, rather than production deployments that generate recurring revenue, and may not convert to production deployments or deployments that generate recurring revenue. These engagements are often limited in scope, duration and commercial value as customers evaluate the potential applicability of quantum computing to their specific use cases. Customers may not progress from pilot or exploratory phases to production use of our quantum computing systems for a variety of reasons, including their assessment that the technology is not yet ready for their intended applications, competing business priorities, budget constraints or the availability of alternative technologies that better meet their needs.
Customers may terminate or fail to renew pilot programs based on changes in their strategic direction, technology roadmaps or leadership. Revenue from pilot programs is often non-recurring and may not be indicative of future revenue potential. The timeline for customers to transition from pilots to production deployments is highly uncertain and may be significantly longer than we anticipate, if such transitions occur at all. Our reported revenue and customer metrics may include significant contributions from non-production engagements that may not recur or lead to additional business.
Our dependence on pilot and exploratory engagements could result in unpredictable revenue, difficulty in forecasting future performance and adverse effects on our business, results of operations and financial condition. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Our success will depend upon our ability to expand our platform’s capabilities, scale our operations and increase our sales capability.
Our long-term growth will ultimately be dependent upon our ability to successfully scale up manufacturing of our products, services and solutions in sufficient quantity and quality and in a cost-effective manner. Unforeseen issues associated with creating, developing and scaling up quantum computing technology at commercially viable levels could negatively impact our business, results of operations and financial condition.

We have entered into, and may enter into, contracts, partnerships and other arrangements with customers to develop, test and run quantum algorithms specific to their business. The success of these contracts and partnerships is dependent on our customers’ ability to identify, implement and realize useful and scalable algorithms for their portfolio at a speed commensurate with the pace of hardware, software and technological development. These arrangements are also dependent on the availability of time and resources to develop and optimize these algorithms. The development and optimization of these algorithms are reliant on employing sufficient and qualified talent familiar with quantum computing and quantum networking, unique skills that require special training and education. If the market fails to train a sufficient number of engineers, researchers and other key quantum personnel, our customers may not find sufficient in-house talent of their own to partner with us to work on customer use cases and problems they wish to solve for in their engagement with us. To the extent our customers are unable to effectively develop or utilize resources to advance algorithmic-use cases, our business, results of operations and financial condition may be adversely impacted.
We will require substantial additional capital to fund our operations, pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available on acceptable terms or at all.
Our business and our future plans for expansion are highly capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Our operating plan, which already requires significant capital, may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations, subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as high inflation and interest rates, could limit our access to capital markets and increase our costs of borrowing. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.
Risks Relating to Our Business and Industry
Quantum computing may never achieve commercially relevant quantum advantage, and the timeline for achieving such advantage is highly uncertain.
Quantum advantage refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage occurs when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. While quantum computing has demonstrated theoretical advantages for certain computational problems, commercially relevant quantum advantage has not yet been achieved for most real-world applications that would justify the significant investment and operational complexity of quantum systems. The timeline for achieving such quantum advantage is highly uncertain and may be measured in years or decades, if ever. Achieving a broad quantum advantage will likely be critical to the success of any quantum computing company, including us. Even where quantum advantage has been demonstrated for specific narrow problems, such achievements may not translate to broad commercial applications that provide meaningful value to customers or generate sustainable revenue for us.
Moreover, claims of quantum advantage may be disputed, may apply only to highly specialized or contrived problems with limited commercial relevance or may be overcome by subsequent advances in classical computing. Public claims regarding quantum advantage, whether made by us or our competitors, are subject to scrutiny and may not be replicable or may not translate to practical commercial applications. If we fail to achieve recognized and validated quantum advantage for commercially meaningful applications, or if such achievements are significantly delayed, it could have an adverse effect on our business, results of operations and financial condition.
Classical computing and alternative computing technologies, including AI and machine learning optimizations, continue to advance rapidly and may reduce or eliminate the anticipated advantage of quantum computing for certain use cases. These advances in classical computing may allow traditional systems to solve problems previously thought to require quantum computers, thereby reducing the addressable market for our products and services. Additionally, customers may lose interest or reduce their investment in quantum computing if progress toward achieving quantum advantage takes significantly longer than anticipated or if competing technologies prove more effective for their specific needs.
We may need to continue investing heavily in research and development for an extended period before, if ever, achieving commercially relevant quantum advantage that validates our technology approach and business model. Extended timelines for achieving quantum advantage, or the failure to achieve such advantage altogether, could exhaust our capital resources, cause customers to seek alternative solutions, reduce investor confidence, and materially and adversely affect our business, results of operations, financial condition, and prospects.
While we have made progress in developing our quantum computing systems, we continue to face significant technical barriers in our efforts to produce large-scale, fully fault-tolerant quantum computers. If we cannot successfully overcome these barriers, our business will be negatively impacted and could fail.
While we have made progress in developing our quantum computing systems, we continue to face significant technical barriers in our efforts to produce large-scale, fully fault-tolerant quantum computers. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail. Producing quantum computers is a complex, time and resource consuming and difficult undertaking. There are significant research, development and manufacturing challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in achieving the level of performance, reliability and scalability necessary to commercially and viably solve our customers’ chosen use-cases. We also face significant challenges in producing quantum computers in commercial volumes. Some of the development challenges that could prevent the successful development of our quantum computers include, but are not limited to, failure to develop scalable and flexible methods to manipulate qubits; failure to increase the number of qubits while maintaining acceptable performance; transitioning elements of our systems to lower cost or more standardized optical and electronic technologies; and failure to implement multicore and multiple QPU architectures.
Our trapped-ion quantum computing approach may not prove to be the most commercially successful or scalable quantum computing technology, and alternative architectures could render our systems less competitive or obsolete. The quantum computing industry is characterized by multiple competing technological architectures, including superconducting qubits, photonic systems, neutral atoms, topological qubits and other emerging approaches. Each architecture has distinct strengths and weaknesses with respect to scalability, error rates, operating conditions, manufacturing complexity and cost-effectiveness. Major competitors including Alphabet, IBM, Amazon, Microsoft, and others are pursuing different quantum computing architectures and have made substantial investments in their respective approaches. Well-funded research organizations and sovereign nations are also investing heavily in various quantum computing technologies that compete with our trapped-ion approach. The ultimate “winning” quantum computing architecture, if any emerges, has not been determined and may never be determined in our favor. If alternative quantum computing architectures prove to be superior to our trapped-ion approach in terms of performance, scalability, cost-effectiveness or commercial viability, our significant investments in trapped-ion hardware technology may not yield competitive advantages. In such circumstances, we may be required to fundamentally change our technology approach, which would require substantial additional investment, time and resources that we may not have or be able to obtain on acceptable terms, or pivot our business model entirely to focus on our quantum software business, which may not be successful.
If our trapped-ion quantum computing approach becomes obsolete or commercially inferior, we could be required to write off significant research and development investments, our existing technology platform could lose value, and our business, financial condition, results of operations and competitive position could be adversely affected.
Additional development challenges we face include:
•gate fidelity, error correction and miniaturization may not progress to commercially scalable implementations as hoped or at all;
•the gate speed in our technology could prove more difficult to improve than expected;
•the QCCD could prove to be more challenging to develop than expected;
•the integrated photonic technology used to connect ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale to a sufficiently large number of qubits in a single system or network systems together;
•it could take longer to incorporate modular architectures for additional cross-processor computational strength than currently expected, limiting our ability to realize the benefits of QCCD technology; and

•the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to successfully run larger circuits or achieve commercial advantage.
In addition, we will need to develop the manufacturing process necessary to make these quantum computers in high volume. We have not yet fully validated a manufacturing process nor acquired the tools, processes or support functions necessary to produce high volumes of our quantum computers that meet all commercial requirements. If we are not able to overcome these manufacturing hurdles in building our quantum computers, our business may fail.
Even if we complete development and achieve volume production of our quantum computers, if the cost, performance characteristics or other specifications of the quantum computer fall short of our projections or our technical performance objectives, our business, results of operations and financial condition could be adversely affected.
Our integrated full-stack quantum computing platform creates complex interdependencies that could result in development delays, increased costs, or product failures.
Our business model involves developing and integrating quantum computing hardware, including our trapped-ion quantum systems, quantum software such as compilers, middleware and applications and related services. This integrated full stack approach creates complex interdependencies across our technology platform, such that issues, defects or delays in one area may cascade to other areas of development, testing and deployment. For example, changes or improvements to our hardware may require corresponding software modifications, updates, or rewrites, and software enhancements may necessitate hardware modifications, recalibration or additional testing. These interdependencies can create iterative development cycles that extend product development timelines, increase costs or limit our ability to deliver systems with expected performance characteristics.
Integration failures, incompatibilities, or coordination challenges between our hardware and software components may result in system performance below customer expectations, significant product delays, cost overruns or failures in customer deployments. In addition, managing development across multiple integrated technology domains requires specialized expertise in quantum physics, software engineering, systems integration and customer applications, which is difficult to recruit and retain in the competitive quantum computing talent market.
If we are unable to effectively manage these integration risks, our ability to deliver products and services on schedule and within budget could be adversely affected, which could harm our competitive position, customer relationships, reputation, and materially and adversely affect our business, results of operations, and financial condition.
We have experienced in the past, and could suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, or other information systems, our research and development activities, our facilities, our other fixed assets, or with the public cloud, internet, and other infrastructure or third-party systems on which they rely.
We currently operate four commercial quantum computing systems, three of which are located at our Colorado campus and one on the RIKEN campus in Japan, with a fifth system currently expected to be deployed in Singapore in late 2026. Significant damage to, or a complete loss of, our Colorado campus would adversely impact our business, operations and prospects.
Moreover, we have experienced, and may in the future experience, disruptions, failure, data loss, outages, defects and other performance and quality problems with our systems. We may experience mandatory or automated safety shutdowns triggered by environmental, facility or equipment conditions. Any such shutdowns could halt operations unexpectedly, delay delivery timelines and negatively affect customer experience and revenue. Our business depends on our quantum computing systems being available to our customers. Our quantum computing systems incorporate highly complex subsystems, including cryogenics, laser and optical networks, and precision electronic controls. Failures or performance degradation in any major subsystem may lead to extended outages, significant repair costs or reduced system fidelity. Certain failures, including atomic source issues, trap failures or UHV defects, may require breaking vacuum to perform repairs, resulting in lengthy service interruptions. Such events could materially impact system uptime and increase maintenance costs.
We have also experienced, and may in the future experience, disruptions, failures, data loss, outages, defects and other performance and quality problems with third-party systems and technology upon which we rely, including the public cloud, internet, private data center providers, facilities in which we build and deploy our systems and technology, and other infrastructure like utility power, water supply, air conditioning, air compression and other inputs on which our systems and their supporting services rely. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, software errors, capacity constraints, design limitations, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code or other security-related incidents, foreign objects or debris, weather, earthquakes, floods, fires, power loss, telecommunication failures, construction, supply-chain events, accidents, cybersecurity threats, terrorist attacks, natural disasters, public health crises, geopolitical and similar events, or acts of misconduct and other force majeure. Despite any precautions we may take, the occurrence of these problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In particular, in the event of significant physical damage to our facilities or the facilities of the third parties we rely on, it may take a significant period of time to achieve full resumption of our services. Our disaster recovery planning may not account for all eventualities and may not be sufficient for all situations. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
If any of the third-party services we rely on experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our platforms become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our platforms, cause our platforms to fail, our revenue and margins could decline, or our reputation and brand to be damaged, we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud. If we experience interruptions, disruptions, failures, data loss, outages, or other performance problems (whether as a result of an internal issue, external issue or a third-party issue), our business, financial condition, and results of operations could be adversely affected.
Our quantum computing systems depend on uninterrupted operation of cryogenic liquefaction infrastructure. A failure or extended outage of liquefaction equipment could result in meaningful system downtime, increased operating costs and delayed fulfillment of customer commitments. Further, any disruptions, outages, downtime, defects and other performance and quality problems with our quantum computing systems or with the public cloud, internet and other information systems and infrastructure on which they rely, could result in reduced use of our systems, increased expenses including repair and maintenance costs, delayed delivery under our contractual commitments (and in particular under distributorship agreements where the authorized distributor holds rights to promote, market and sell quantum system access), required provision of service credits and harm to our brand and reputation, any of which could have an adverse effect on our business, results of operations and financial condition.
We have a limited number of suppliers for significant components of the equipment we use to build and operate our products, services and solutions. Any disruption in the availability of these components could delay our ability to expand or increase the capacity of our infrastructure or repair or replace defective equipment.
We are reliant on a limited number of suppliers and government agencies, including single-source and offshore suppliers, for the specialized components necessary to build the technology infrastructure underlying our products, services and solutions. For example, we rely on single-source suppliers for certain advanced sensors, trap fabrication services, high-performance electronic interface products, acousto-optic devices, certain fiber optic cable assemblies, certain cryogenic components and parts, certain optical and photonics components, laser systems, enriched isotope materials, electromagnetic simulation software, and certain design and manufacturing services for embedded computing solutions. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. Any of the following factors (and others) could have an adverse impact on the price or availability of these components necessary to our business:
•asymmetry between component availability and contractual performance obligations, including where specified components are required;
•shifts in market-leading technologies away from those offered by our current suppliers that could impact our ability to offer our customers the products, services and solutions that they are seeking;
•reduced control over production costs and constraints based on the then-current availability, terms and pricing of these components, including any delays in our supply chain;

•limited ability to control aspects of the quality, performance, quantity and cost of our infrastructure or of its components;
•the potential for binding price or purchase commitments with our suppliers at higher than market rates;
•reliance on our suppliers to keep up with technological advancements at the same pace as our business and customer demands, including their ability to continue to deliver next generation components that are substantially better than the prior generation;
•consolidation among suppliers in our industry, which may harm our ability to negotiate and obtain favorable terms from our suppliers and the third-party suppliers that our suppliers rely on;
•vertical consolidation between our suppliers and our competitors, which may change our suppliers’ incentives to deal with us fairly and could expose us to higher prices; longer lead times; unfavorable treatment during periods of product allocation; loss or delay of access to key inputs; deprioritized support, maintenance, testing, or qualification; or misuse of our confidential information and intellectual property;
•labor and political unrest at facilities we do not operate or own;
•geopolitical disputes disrupting our or any of our suppliers’ supply chains;
•business, legal compliance, litigation and financial concerns affecting our suppliers or their ability to manufacture and ship components in the quantities, quality and manner we require;
•impacts on our supply chain including from technology controls laws, import and export regulations, economic and trade sanctions, shifts in national security or foreign policy, or adverse public health developments, such as outbreaks of contagious diseases or pandemics; and
•disruptions due to floods, earthquakes, storms and other natural disasters, particularly in countries with limited infrastructure and disaster recovery resources, or regional conflicts.
Our technology infrastructure components suppliers fulfill our supply requirements on the basis of individual purchase orders, which we often place on a just-in-time basis. We currently have no long-term contracts or arrangements with our suppliers that guarantee capacity or the continuation of any particular payment terms. Accordingly, our suppliers are not obligated to continue to fulfill our supply requirements, and the prices we are charged for their products or services could be increased on short notice. Further, because we often submit purchase orders to our suppliers on a just-in-time basis, any delay from our suppliers may result in our inability to provide our products, services and solutions to our customers on a timely basis and fulfill our contractual requirements under our customer contracts. If we are required to change suppliers, our ability to meet our obligations to our customers, including scheduled compute access, could be adversely affected and our products, services and solutions may not be as performant, which could cause the loss of sales from existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our margins. Any production or shipping interruptions for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems, or strike or other labor disruption at one of our supplier locations or at shipping ports or locations, could adversely affect sales of our products, services and solutions.
In addition, we are continually working to expand and enhance our infrastructure features, technology, network and other technologies to accommodate substantial increases in the computing power required by more compute-intensive workloads on our platform, the amount of data we host, and our overall number of total customers. We may be unable to project accurately the rate or timing of these increases or to allocate resources successfully to address such increases and may underestimate the data center capacity needed to address such increases. Our limited number of suppliers, in turn, may not be able to quickly respond to our needs, which could have a negative impact on customer experience and contractual performance. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase, or lease or license data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer usage, and our suppliers may not be able to satisfy such requirements. In addition, our network or our suppliers’ networks might be unable to achieve or maintain data transmission capacity high enough to effectively deliver our products, services and solutions. We may also face constraints on our ability to deliver our products, services and solutions if there is limited power supply. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity and sufficient electrical services could impact our ability to meet customer needs and could significantly reduce demand for our products, services and solutions. Such reduced demand and resulting loss of computing power, cost increases, or failure to upgrade our equipment or adapt to new technologies could harm our business, results of operations and financial condition.

Moreover, our suppliers themselves rely on a complex network of third-party suppliers for semiconductor manufacturing, hardware components, specialized materials and other critical inputs, which introduces additional risks to our supply chain. Any disruption in the operations of these upstream suppliers, whether due to equipment failures, geopolitical factors such as the potential for military conflict between China and Taiwan or restriction on the trade of critical materials or other product inputs, or technology control laws and export and import regulations, supply-chain constraints, could affect our suppliers’ ability to supply the significant components of the equipment we use to operate our platform and provide our products, services and solutions to our customers, which could, in turn, affect the availability of our products, services and solutions, as well as lead times.
In addition, to the extent any of our suppliers’ businesses are impacted by business, legal compliance, litigation and financial concerns, including geopolitical developments, regulatory scrutiny, or export controls, our business, results of operations, and financial condition may be adversely affected. For example, increasing use of tariffs, economic sanctions and export controls has impacted and may in the future impact the availability and cost of supplies and equipment and other components of our platform. Tariff actions, quotas and retaliatory measures may raise the price of imported equipment and materials we rely on. If additional restrictions are imposed on semiconductors, networking equipment or design and manufacturing software, or if foreign governments adopt countermeasures, our procurement costs could rise and our ability to deploy capacity on planned timelines could be reduced. Expansion or reinterpretation of United States export controls that cover advanced quantum computing hardware, software or related services could limit availability of components or require reconfiguration of our infrastructure plans. The technology control laws, import and export regulations of non-U.S. countries, their respective foreign policies and stance on national security regulations, as well as their imposition of economic and trade sanctions, or failure or refusal to grant us or our partners any necessary approvals or licenses could further affect supply, logistics and servicing. These dynamics could slow our ability to add or replace hardware and could affect the economics of certain deployments.
Our roadmaps and plans for commercialization involve technology that is not yet available for customers and may never become available or meet desired technical specifications.
Our commercialization roadmaps include the proposed development and release of next-generation quantum computing systems with increased qubit counts, improved error rates, and enhanced capabilities, which have not yet been made available to customers. These systems are important milestones for our commercialization strategy. However, the development of advanced quantum computing systems involves significant technical challenges, and there can be no assurance that we will be able to develop and release these systems on our anticipated timeline, or at all. Accordingly, our roadmaps may be delayed or may never be achieved, either of which could harm our competitive position, damage customer relationships and materially and adversely affect our business, results of operations and financial condition.
The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
The markets in which we operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:
•large, well-established tech companies that generally compete across our products, services and solutions, including Alphabet, Amazon, IBM and Microsoft;
•large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union and we believe additional countries in the future;
•less-established public and private companies with competing technology, including companies located outside the United States; and
•new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including technology, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships and financial, technical and other resources, including an experienced sales force and sophisticated supply-chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges that we do in growing our business.

In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.
Additionally, we must be able to achieve our objectives in a timely manner or our business may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, results of operations and financial condition.
For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations and financial condition.
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to continue to commercialize quantum computers from our relationships with cloud providers.
We currently offer access to quantum computing services, both directly to our end users with our own quantum cloud services, and indirectly to end users through public cloud providers such as Microsoft Azure who integrate our quantum computing services into their own quantum computing platforms. These public cloud partners operate a service in direct competition with us to provide direct access to quantum computing services. Currently, a majority of our cloud-based quantum computing services business is run through our own quantum cloud services, however we may engage with additional partners to provide access to our cloud-based quantum computing services. Cloud computing partnerships could be terminated, or not scale as anticipated, or even at all.
There is a risk that one or more of the public cloud providers could restrict access to their services or use their public clouds and extensive customer relationships to embed innovations or privileged interoperating capabilities in competing products, combine their own quantum offerings with other cloud services in competition with us, and use their public cloud customer relationships and ecosystem to limit or exclude us from opportunities. These cloud providers have vastly greater financial resources, established customer relationships and integrated ecosystems than we do. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products, services and solutions that compete favorably with those of the public cloud providers.
Additionally, public cloud providers control the customer interface and billing relationship for cloud-based quantum services delivered through their platforms. This gives them visibility into customer usage patterns, feature adoption and pricing sensitivity, and they could exploit these insights to develop competing offerings or negotiate unfavorable terms with us. If cloud providers favor their own quantum offerings in product recommendations, documentation or technical support, our ability to compete through their platforms would be materially impaired.
Further, if our contractual and other business relationships with our cloud partners are terminated, either by the counterparty or by us, suspended or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our cloud-based quantum computing services business at the same scale or geographic scope and could experience significant delays and incur additional expense in transitioning customers to a different public cloud provider or further building out our own cloud infrastructure, which would require substantial capital investment and operational expertise we may not possess.
We may be negatively impacted by any early obsolescence of our quantum computing systems.
We depreciate the cost of our quantum computing systems over their expected useful lives. However, product cycles in the quantum computing industry may evolve rapidly due to technological advances, competitive developments or changes in customer requirements, and we may decide to retire, replace or significantly modify certain systems, products or production processes more quickly than expected. As a result, all or part of our quantum computing systems could become obsolete prior to the end of the previously expected useful lives, which could require us to accelerate depreciation, recognize impairment charges or incur additional capital expenditures, subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement.
Abruptly sunsetting particular products, services and solutions could create disruption to customers resulting in damage to our credibility, brand and reputation. Moreover, we may need to alter the way in which we deliver our products, services, or solutions as engineering approaches, production methods, or operational efficiencies evolve, which could further increase costs, create operational challenges or adversely affect our business, results of operations and financial condition.

We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
Our ability to price our quantum computing products, services and solutions competitively depends in part on our ability to improve the efficiency of our system design, manufacturing processes and supply chain as our technology evolves and as we seek to scale deployment. While we expect that advances in engineering, manufacturing practices and supplier relationships may improve our cost structure over time, these improvements may not occur as anticipated, or at all.
If we are unable to achieve anticipated cost efficiencies or if our costs increase due to technical challenges, supply constraints or other factors, the costs associated with developing and delivering our quantum computing systems may remain high or increase. As a result, our offerings may be less competitive on a cost or value basis, which could limit customer adoption, reduce margins or adversely affect our business, results of operations and financial condition.
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, or if it develops in a manner that does not require use of our quantum computing products, services and solutions, our business, financial condition, reputation, and profitability may be negatively affected.
The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing customer demands and behaviors. Many customers engage with our quantum computing products, services and solutions as part of exploratory, research-driven or pilot programs, rather than long-term production deployments. Our success will depend to a substantial extent on the willingness of our potential customers to use, and increase their utilization of, our products, services and solutions, as well as on our ability to demonstrate the value of quantum computing to their respective organization, government agencies and other purchasers of quantum computing offerings. If the market for quantum computers in general does not develop as expected, or develops more slowly than expected, our business, results of operations and financial condition could be harmed.
In addition, our growth and future demand for our products, services and solutions is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit market acceptance of our products, services and solutions. Negative publicity concerning our products, services and solutions or the quantum computing industry as a whole could limit market acceptance of our products, services and solutions. It is expected that quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology alone or in combination with classical computing. If our customers and partners do not perceive the benefits of our products, services and solutions, or if our products, services and solutions do not drive member engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have an adverse effect on our business, results of operations and financial condition. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues, inhibit customer confidence and willingness to continue to pay for our products, services and solutions. This could harm or even eliminate revenues in the period before quantum advantage.
Our quantum computing systems are highly complex and may experience reliability issues, performance variability, outages, increased downtime or reduced uptime, which could materially and adversely affect our business, credibility, brand and reputation, results of operations, financial condition and growth prospects.
The hardware and software underlying our platform and products is highly technical and complex. Our hardware and software have previously, and may now or in the future experience reliability issues, performance variability, outages, increased downtime or reduced uptime. In addition, errors, failures and bugs may be contained in our software utilized in building and operating our products, services and solutions or may result from errors in the deployment or configuration of quantum computing services software. Some reliability or performance issues in our products, services and solutions may only be discovered after a product has been deployed or may never be generally known. In some instances, despite internal testing, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time. Any errors, bugs or vulnerabilities discovered in our products, services and solutions after they have been deployed, or never generally discovered, could result in interruptions in platform availability, suspension of access to products and services, product malfunctioning or data breaches. Our customers may use our products, services and solutions for processes that are critical to their businesses and any errors, defects, security vulnerability, service interruptions or software bugs in our platform could result in losses to our customers and thereby result in damage to our credibility, brand and reputation, adverse effects upon customers and users, loss of customers and relationships with third parties, significant expenditures of capital, a delay or loss in market acceptance, loss of revenue or liability for damages. In addition, provisions typically included in our customer agreements that attempt to limit our exposure to claims may not be enforceable or adequate and may not otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our products, services and solutions and retain our customers.
As commercial development of our quantum computers evolves, our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex systems that integrate advanced, and in some cases, novel technology and components in ways that have limited operating history at commercial scale, which increases the risk of defects, errors, or reliability issues, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance, durability and reliability of our systems under sustained commercial operation. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner, or without disruptions to our products, services, and solutions to our customers. If our technology fails to perform as expected, customers may seek out competitor offerings or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, results of operations and financial condition. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.
If we cannot successfully execute on our strategy, including being able to timely adjust to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.
The quantum computing sector is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature based on a broad range of factors, including system architecture, error correction, performance and scale, ease of programming, user experience, markets addressed, types of data processed and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our products, services and solutions. If we are unable to enhance our products, services and solutions to keep pace with these rapidly evolving customer requirements, if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than our platform or if we are unable to maintain compliance with industry standards or any International Organization for Standardization certifications, our business, financial condition and results of operations could be adversely affected.
Even if we are successful in executing on our roadmaps and strategy and delivering increasingly more powerful quantum computing products, services and solutions, competitors in the industry may achieve technological breakthroughs which render our products, services and solutions inferior to other products, services and solutions or obsolete.
Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing products, services and solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s more advanced technologies. Any technological breakthroughs which render our technology obsolete or inferior to other products could have a material adverse effect on our business, financial condition or results of operations.
Our products, services and solutions may not achieve market success, but will still require significant costs to develop.
We believe that we must continue to dedicate significant resources to our research and development efforts before knowing whether there will be broad market acceptance of our quantum computing and networking technologies. Furthermore, the technology for our products, services and solutions is new, and the performance of these products, services and solutions is uncertain. Our quantum computing and networking technologies could fail to attain sufficient market acceptance, if at all, for many reasons, including:
•pricing and the perceived value of our systems relative to its cost;
•delays in releasing quantum computers with sufficient performance and scale to the market;
•failure to produce products of consistent quality that offer functionality comparable or superior to existing or new products;
•ability to produce products fit for their intended purpose;

•failures to accurately predict market or customer demands;
•defects, errors or failures in the design or performance of our quantum computing systems;
•negative publicity about the performance or effectiveness of our systems;
•strategic reaction of companies that market competitive products;
•no or insufficient customer budget or allocation for quantum computing spend; and
•the introduction or anticipated introduction of competing technology.
To the extent we are unable to effectively develop and market a quantum computing system to address these challenges and attain market acceptance, our business, results of operations and financial condition may be adversely affected.
We are highly dependent on our ability to attract and retain key employees, including quantum physicists and other highly specialized technical personnel, and intense competition for such talent could adversely affect our business.
Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including quantum physicists and other highly specialized technical personnel and our employees from acquired businesses. As we build our brand and become more well known, there is increased risk of competitors or other companies hiring our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. Our U.S. employed individuals could leave our employment at any time, as they are “at will” employees. The loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure knowledge capture and the effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
Our future success also depends on our continuing ability to attract, train, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in supply-chain management, engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing and networking systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing and networking technologies, the commercialization of our quantum computing and networking technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including recent changes, could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, including quantum physicists and other highly specialized technical personnel, in this competitive environment, we may experience delays in the development of our quantum computing and networking technologies and be otherwise unable to develop and grow our business as projected, or even at all.
Our future growth and success depend on our ability to sell effectively to large customers.
Our potential customers tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products, services and solutions to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our products, services and solutions.
In addition, product purchases by large organizations are frequently subject to budget constraints, clearance of internal customer IT governance hurdles, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. For example, one of our largest customers, RIKEN, accounted for 16% of our revenue for the six months ended June 30, 2026, 84% of our revenue for the six months ended June 30, 2025, 60% of our revenue for the fiscal year ended December 31, 2025, and 63% of our revenue for the fiscal year ended December 31, 2024. The U.S. government also was a significant customer, accounting for 29% of our revenue for the six months ended June 30, 2026 and 16% of our revenue for our fiscal year ended December 31, 2025. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period.
Additionally, many of our large customer relationships involve pilot programs, research collaborations or grant-funded projects rather than long-term production commitments. These arrangements are often shorter in duration, subject to budget cycles or grant renewal, and may not convert to ongoing commercial relationships. The experimental nature of these engagements increases the risk that revenue from large customers may not recur in future periods. We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers could also reduce or discontinue their purchases of our products, services and solutions in the event they transition to internally developed products, services and solutions or determine to divide their purchases of our products, services and solutions between us and a second source. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns or funding cycles. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, results of operations and financial condition.
We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly could increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products, services and solutions and result in delays in product shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed, which could harm our business, results of operations and financial condition.
Our systems depend on the use of a particular isotope of an atomic element that is used as qubits for our ion-trap technology. If we are unable to procure these isotopically enriched atomic samples, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays, which could negatively affect our operations and business.
There are limited suppliers of isotopically enriched materials that are necessary for the production of our ion-trap technology. We currently purchase such materials through the National Isotope Development Center managed by the U.S. Department of Energy Isotope Program. We do not have any supplier agreements with the U.S. Department of Energy and purchase the materials through a standard ordering process. While we are currently looking to engage additional suppliers, there is no guarantee we will be able to establish or maintain relationships with such additional suppliers on terms satisfactory to us. Reliance on any single supplier increases the risks associated with being unable to obtain the necessary atomic samples because the supplier may have limited supplies, have laboratory constraints, can be subject to unanticipated shutdowns and/or may be affected by natural disasters and other catastrophic events. Some of these factors may be completely out of our and our suppliers’ control. Failure to acquire sufficient quantities of the necessary isotopically enriched atomic samples in a timely or cost-effective manner could materially harm our business.

If our quantum computing systems are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.
Programming for quantum computing requires unique tools, software, hardware and development environments. We have focused our efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of base software programs that optimize execution of quantum algorithms on our hardware. At the middleware and application layer, we rely on third parties to create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be utilized towards various customer use cases. Full utilization of our quantum computing solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum computing solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business.
If our customers are unable to achieve compatibility between other software and hardware and our hardware, it could impact our relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to our products with interfacing software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of our quantum computing products, services and solutions could adversely affect our business, results of operations and financial condition.
If we are unable to maintain our current strategic partnerships or we are unable to develop future collaborative partnerships, our future growth and development could be negatively impacted.
We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:
•obtain expertise in relevant markets;
•obtain sales and marketing services or support;
•obtain equipment and facilities;
•develop relationships with potential future customers; and
•generate revenue.
We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to us, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm our business and financial condition.
Any cybersecurity-related incident, including a cybersecurity attack, significant data breach or disruption of the information technology systems, infrastructure, network, third-party processors or platforms on which we rely could damage our reputation and adversely affect our business and financial results.
Our operations rely on information technology systems for the use, storage, transmission and other processing of sensitive, proprietary and confidential information, including personal data, with respect to us, our customers, our customers’ customers, our employees and other third parties.
We have limited redundancy across certain critical systems, suppliers and operations, which exposes us to increased risk of disruption and cyber incidents. The nature of our quantum computing business may make us an attractive target for sophisticated cyber attackers, including nation-state actors seeking access to advanced technology or seeking to disrupt our operations. Our quantum computing research, source code and proprietary algorithms represent high-value intellectual property targets. Additionally, our quantum computing systems process customer data and algorithms that may contain sensitive or proprietary information and unauthorized access to or disclosure of such information could expose us to significant liability, contractual breaches, and reputational harm. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of or a cybersecurity incident relating to the systems on which our platform and products operate, and on which our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive, proprietary and confidential information, disruption to our platform, networks, systems, products and services, viruses, worms, spyware, or other malware being served from our platform, networks or systems; and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services, including those that we rely on, have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), ransomware attacks, business email compromises, social engineering (including phishing), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in cybersecurity-related attacks (including advanced persistent threat intrusions). Cyberattacks may also gain publishing access to our customers’ accounts on our platform, using that access to publish content without authorization.
We experience attempts to gain unauthorized access to our computer systems, software, networks, data and other technology assets and we expect attempts to compromise our systems and data to continue in varying degrees in the future. For example, in July 2026, we were made aware a criminal third party obtained unauthorized access to a limited amount of internal company data in February 2026 by means of social engineering attack targeting a single employee. Upon detection, we activated our incident response plan, engaged third-party digital forensic investigators and notified federal law enforcement. The incident has been contained and we have no evidence that customer data was accessed or acquired without authorization. The incident did not materially disrupt our systems, business operations or work with partners and customers. In response to the incident, we are implementing additional measures designed to enhance our defenses. However, such measures may not prevent future cybersecurity incidents, which could result in unauthorized access to data, operational disruption, financial loss, reputational harm, regulatory scrutiny, litigation or other adverse consequences. To date, none of these attacks or incidents has had a material impact on our business, operations or financial results. However, there can be no assurance that future attacks will be immaterial and even immaterial incidents may adversely impact us.
We and our third party service providers face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential, sensitive, proprietary or personal data and our and our third-party service providers’ information technology systems. These risks could result from telecommunications or network failures or interruptions, misconfigurations, “bugs,” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products, or services, which are prevalent in our industry in addition to cybersecurity-related attacks. Despite efforts to create security barriers to such threats, it is not feasible for us to entirely mitigate these risks. If our or our third party service providers’, customers’ or partners’ security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, including sensitive, confidential and proprietary information, or those of our customers and our customers’ consumers, may be accessed, lost, destroyed, stolen, altered, misused or otherwise compromised, we may lose current customers and future opportunities, our business may be harmed and we could incur significant liability, including fines, cost of recovery, and costs related to remediation measures and/or incident response, and future compliance costs.

Further, cyberattacks and other security incidents could remain undetected for an extended period and even when a security breach is detected, the full extent of the breach may not be determined immediately. We have not always been able in the past, and may be unable in the future, to anticipate or prevent techniques used to obtain unauthorized access to or compromise of our systems because they change frequently and are generally not detected until after an incident has occurred. We also cannot be certain that we will be able to prevent vulnerabilities in our software or address vulnerabilities that we may become aware of in the future.
In addition, techniques used to obtain unauthorized access or to sabotage systems change frequently. Bad actors are beginning to utilize AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Further, there may be an increased risk of cyberattacks by state actors due to regional geopolitical conflicts, including the current conflict between Russia and the Ukraine. Any increase in such attacks on us or our systems could adversely affect our platform, networks, systems or other operations. Although we maintain cybersecurity policies and procedures to manage risk to our information technology systems, continuously adapt our systems and processes to mitigate such threats, and plan to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and we may be unable to promptly detect and address any such disruption or security breach, if at all. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud, including through the use of a stolen or forged identity to gain employment, managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Moreover, any integration of AI in our or any third-party providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, or other adverse impact to the availability, integrity, or confidentiality of such platform and systems, could result in litigation (including class actions), indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.
Further, as we rely on third-party cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data and information. If these third parties fail to adhere to adequate data security procedures, or in the event of a breach of their networks, our own, our customers’ and our customers’ consumers’ data may be improperly accessed, used or disclosed. Any cybersecurity event, including any vulnerability in our software, cyberattack, intrusion or disruption or any failure or breach unrelated to our own action or inaction, could result in significant increases in costs, including costs for remediating the effects of such an event; lost revenue due to network downtime, a decrease in customer and user trust; increases in insurance premiums due to cybersecurity incidents; increased exposure to a risk of litigation and possible liability; increased costs to address cybersecurity issues and attempts to prevent future incidents; and harm to our business, financial results and our reputation because of any such incident.
We include limitation of liability provisions in our subscription agreements; however, such provisions may not be enforceable or adequate and may not otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident or other potential claim referred to above. In addition, our existing general liability insurance coverage and coverage for cyber liability or errors or omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims and our insurer may deny coverage with respect to future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.
Many governments, including all 50 U.S. states, have enacted laws requiring companies to provide notice to affected individuals, regulatory authorities, and relevant others of data security incidents involving certain types of data, including personal data. In addition, some of our customers require us to notify them of data security breaches. The foregoing mandatory disclosures are costly and security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, encourage consumers to restrict use of our platform, cause existing customers to end or elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines, the loss, suspension or revocation of licenses and operational and other rights, or other action or liability, which could affect our operations and harm our business.
Any adverse impact to the availability, integrity, or confidentiality of our data, systems, or physical facilities could result in disputes, claims, or litigation with our customers and impacted third-parties, or investigations by government authorities. These proceedings could force us to incur significant expenditures in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform, products, and services in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of our data or the data of our customers and users was disrupted, we could incur significant liability, or our platform, products, and services may be perceived as less desirable, which could negatively affect our business and damage our reputation.
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on the company or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products, services and solutions. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products, services and solutions. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Government actions and regulations, such as tariffs, export restrictions and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products, services and solutions to customers.
Political challenges between the United States and countries in which our suppliers are located, and changes to trade policies, including tariff rates, export restrictions and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. The United States has imposed tariffs on certain products imported into the United States, and some countries have imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products, services and solutions or on our customers by the United States or other countries that could have an adverse effect on our business. Our technology may be deemed a matter of national security and as such our customer base may be tightly restricted. We may accept government grants or investments that place restrictions on our ability to operate.
If we engage in acquisitions, divestitures, strategic investments or strategic partnerships and fail to achieve favorable results, our business, results of operations and financial condition could be harmed and such transactions would be required to comply with the terms of our amended and restated certificate of incorporation and the Stockholder Agreement.
We may in the future make acquisitions, divestitures or certain investments, subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement. Any transactions that we enter into could be material to our financial condition and results of operations. The process of acquiring and integrating another company or technology could create unforeseen operating difficulties and expenditures. Acquisitions and investments involve a number of risks, such as:
•use of resources that are needed in other areas of our business;
•in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;
•in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company, including potential risks to our corporate culture;
•in the case of an acquisition, the integration of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company, difficulties associated with supporting new products or services, technical and other difficulty migrating the customers of the acquired company onto our platform and difficulties associated with contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•in the case of an acquisition, retention and integration of employees from the acquired company;
•in the case of an acquisition, past intellectual property infringement or data security issues arising from the acquired company;
•unforeseen or undetected costs or liabilities;
•adverse effects on our existing business relationships with customers as a result of the acquisition or investment;
•adverse tax consequences;
•regulatory review under laws that regulate mergers and acquisitions activities (including merger control and foreign investment reviews), which could lead to delay, restructuring, remedy commitments, or prohibition of a proposed acquisition;
•contested takeovers or acquisitions;
•regulatory hurdles, including overcoming potential antitrust issues;

•harmonization of corporate values and culture of the acquired entity;
•litigation or other claims arising in connection with the acquired company or investment; and
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our business, results of operations and financial condition based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions and investments may be paid for by company equity or cash, or a combination thereof, resulting in dilutive issuances of equity securities, which could adversely affect our share price, or result in issuances of securities with superior rights and preferences to our common shares or the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities and significantly reduce our operating capital.
We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this time, we have made no commitments or agreements with respect to any such material transactions.
Furthermore, transactions that qualify as “Covered Transactions” within the meaning of our amended and restated certificate of incorporation and the Stockholder Agreement will be required to be considered and approved by our Transaction Committee (as defined herein) prior to being considered and approved by our board of directors (the “Board”).
If we fail to offer high-quality and reliable customer support, or if the cost of such support is not consistent with corresponding levels of revenue, our business, results of operations and reputation may be harmed.
Due to our innovative technology and roadmaps, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or encounter unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our products, services and solutions would require us to rapidly increase the availability of these services. Failure to adequately extend our post sales customer support and service our customers may inhibit our growth and ability to expand, and negatively impact our credibility, brand and reputation.
Our current customers rely on our customer support organization to respond to inquiries and resolve issues related to their use of our platform quickly and effectively. Our customer support relies on third-party technology platforms, which may become unavailable or otherwise prevent our customers and customer support team from interacting on a timely basis across some or all geographies. Our response times to customers and prospects may be impacted for reasons outside our control, such as changes to software and quantum computing services, which may interrupt aspects of our service to our customers. From time to time, we experience spikes in the number of customer support tickets that we receive, which may result in an increase in customer requests and significant delays in responding to our customers’ requests. Customer demand for support may also increase as we expand and enhance our operations and product offerings. Increased customer demand for our support services, without corresponding revenue increases, could increase our costs and harm our business, results of operations and financial condition. As we continue to grow our operations and support our global user base, we need to continue to provide efficient and high-quality support that meets our customers’ needs globally at scale. Our sales process is highly dependent on the ease of use of our platform and products, our business reputation and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain such levels of support, could harm our credibility, brand and reputation, our ability to sell to existing and prospective customers and our business, results of operations and financial condition.
Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.
We currently maintain offices and/or have personnel in the United States and other international locations. We expect to continue to expand our international operations by developing our sales and operations presence internationally, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:
•lack of familiarity and burdens of complying with foreign laws, legal standards, privacy, data protection, and cybersecurity standards, regulatory requirements, tariffs and other barriers and the risk of penalties to our customers and individual members of management or employees if our practices are deemed to not be in compliance;
•practical difficulties of enforcing intellectual property and other proprietary rights in countries with varying laws and standards and reduced or varied protection for intellectual property and other proprietary rights in some countries;
•an evolving legal framework and additional legal or regulatory requirements for privacy, data protection, and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee privacy documentation (including locally compliant privacy notices and policies), and employee compliance training, all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, technology transfer and controls laws, import and export regulations or other trade restrictions;
•difficulties in managing systems integrators and partners;
•increased or unexpected supply chain challenges or delays;
•differing technology standards;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•increased financial accounting and reporting burdens and complexities;
•difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships and local employment laws;
•inadequate management of joint ventures;
•the loss, suspension or revocation of licenses and operational and other rights in particular in foreign jurisdictions where we operate;
•difficulties in winding-down operations in foreign jurisdictions where we operate;
•restrictions on the repatriation of capital to the U.S.;
•visa (work and travel) and other restrictions on key personnel whose domain expertise and presence are required in foreign countries where we operate;
•increased costs involved with recruiting and retaining an expanded employee population, including highly skilled workers and leaders in the quantum computing industry, outside the United States through cash and equity-based incentive programs, and legal costs and regulatory restrictions in issuing our shares to employees outside the United States;
•global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;
•fluctuations in exchange rates that may decrease the value of our foreign-based revenue or increase the cost of our foreign operations;
•global public health threats or geopolitical events such as tensions in and around Ukraine, Israel, the Middle East, and other areas of the world;

•degradation in U.S. relationships with targeted countries that could result in those countries disfavoring doing business with U.S. companies and potential imposition of reciprocal or counter sanctions by foreign governments on the U.S. and U.S. companies;
•potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings and transfer pricing requirements; and
•permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.
Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. Although we have implemented policies and procedures designed to ensure compliance with these laws in the countries in which we operate and our internal policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our products, services and solutions and could harm our business, financial condition, revenues, results of operations or cash flows.
Our international sales and operations subject us to additional risks and costs, including the ability to engage with customers in new geographies, exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.
We currently derive most of our revenue from our customers outside the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our solutions, the cost of conducting business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform, products, services and solutions will be accepted in international markets by potential customers. We currently have sales, customer support and engineering personnel outside the United States and are gradually building our overseas sales force; however, our sales, support and engineering organization outside the United States is substantially smaller than our U.S. sales organization. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars, historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

Our international operations may subject us to greater than anticipated tax liabilities.
The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Certain of our customer arrangements involve fixed fees, which may limit our ability to recover costs and could adversely affect our margins and financial results.
Certain of our customer arrangements involve fixed fees. If we underestimate the amount of effort required to deliver on a contract, our profitability could be reduced. Any cost overruns on projects have not had a significant impact on our operations or profitability. However, if the actual costs of completing the contract exceed the agreed upon fixed price, we would incur a loss on the arrangement.
Our deployment and operation of quantum computing systems are subject to U.S. government requirements and restrictions, which could limit our operations and growth. We are subject to a National Security Agreement that imposes indefinite operational restrictions not faced by our competitors, which could limit our operational flexibility or adversely affect our ability to hire personnel, onboard vendors and compete effectively.
The Committee on Foreign Investment in the United States (“CFIUS”) is an interagency body of the U.S. government authorized to review certain foreign investment transactions in U.S. businesses (“CFIUS Covered Transactions”) in order to determine the effect of such transactions on the national security of the United States. If CFIUS determines that a CFIUS Covered Transaction presents national security risks to the United States and that other provisions of law do not provide adequate authority to address the risks, then CFIUS may enter into an agreement with, or impose conditions on, parties to mitigate such risks or may refer the case to the President who may suspend, prohibit, or unwind the transaction.
On July 23, 2021, we and certain of our subsidiaries filed a joint voluntary notice with CFIUS in connection with the formation of NewCo, a joint venture between Honeywell and Cambridge Quantum, to acquire 100% of the ownership interests in Honeywell Helios, LLC, a Delaware limited liability company, and Cambridge Quantum Computing Limited, a private company organized under the laws of the United Kingdom (the “NewCo Transaction”). CFIUS determined that there were no unresolved national security issues associated with the NewCo Transaction, on November 24, 2021, after we entered into a National Security Agreement (the “NSA”) with the U.S. Department of Defense, U.S. Department of Energy, and Department of the Treasury as monitoring agencies (collectively, the “CMAs”) on behalf of CFIUS.
The NSA imposes restrictions on our operations that our competitors do not face, creating competitive disadvantages. These restrictions include limitations on hiring foreign nationals or granting them access to certain facilities, technologies or information, as well as requirements to obtain CMA approval or non-objection before certain new employees may access specified intellectual property, each of which restricts our ability to recruit from the global talent pool of quantum physicists and engineers, has delayed and may continue to delay hiring or onboarding of new employees and adversely affects our ability to attract and retain key personnel; requirements to obtain CMA approval or non-objection for certain vendor relationships, facility changes, or property acquisitions, which can delay procurement and operational decisions; limitations on developing specified IP outside designated countries; mandatory reporting requirements and government oversight that consume management time and resources; and limitations on international collaborations or technology sharing that may limit our ability to partner with foreign research institutions or customers.
These restrictions have delayed, and may continue to delay, our ability to onboard vendors, localize systems in foreign markets, establish or expand facilities, and engage prospective manufacturing and other commercial partners. These restrictions may also impair our ability to compete for international customers and partnerships and could result in lost commercial opportunities for us.

The NSA also prohibits the appointment of any replacement to the roles of Chairman of the Board, Chief Executive Officer, Chief Operating Officer, and Chief Legal Officer in the absence of CMA non-objection being obtained. CMA non-action after a period of time will constitute non-objection; however, it is possible that the CMA may object and any of the roles could remain vacant for an indefinite period of time. The failure to appoint key personnel to these critical roles could create uncertainty in the market, and have a negative and adverse impact on the company’s share price.
The ongoing and indefinite requirements of the NSA impose limits on the way we run our business and if we are found to not be in compliance with the terms of the NSA, we could face government investigations, penalties, or disruption of operations, any of which could cause our business and reputation to be harmed. In addition, competitors not subject to similar agreements can move faster in hiring, vendor selection, facility expansion and international partnerships, placing us at a persistent competitive disadvantage.
Future investments in our Class A common stock may be subject to U.S. foreign investment regulations.
Future investments in our business by foreign investors may be CFIUS Covered Transactions subject to CFIUS jurisdiction depending on the structure of the transaction and the governance and voting interests acquired by the foreign person. Submission of a notification to CFIUS with respect to a CFIUS Covered Transaction related to our business could result in significant transaction delays, as CFIUS’ review of a CFIUS Covered Transaction can last between thirty days and several months, if not longer, depending on the form of the filing, the complexity of the transaction, the nationality and identity of the parties and the underlying national security risks associated with the CFIUS Covered Transaction. In the event CFIUS reviews a CFIUS Covered Transaction relating to our business, there can be no assurances that the parties will be able to maintain, or proceed with, participation in the CFIUS Covered Transaction on acceptable terms. In addition, potential restrictions on the ability of foreign persons to invest in us could affect the price that an investor may be willing to pay for shares of our common stock. Furthermore, any future investments in our business by foreign investors that qualify as “Covered Transactions” within the meaning of our amended and restated certificate of incorporation and the Stockholder Agreement will be required to be considered and approved by our Transaction Committee prior to being considered and approved by our Board.
Risks Related to the U.S. Government Transaction
In the event that the U.S. Government Transaction progresses from the non-binding Letter of Intent to Definitive Award Documents, it is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all; any failure to meet a milestone could result in the withholding of funding. Further, failure to complete certain required activities to be set forth in the Definitive Award Documents or comply with certain provisions of the Definitive Award Documents may subject previously disbursed amounts to claw back provisions.
On May 21, 2026, we announced that we entered into the non-binding Letter of Intent with the Department of Commerce under the CHIPS Act of 2022, covering the Award to be disbursed to us in multiple payments, with $56.0 million to be made available on or about the Award Date and two subsequent payments in connection with and subject to our achievement of project milestones, which are expected to be required to be achieved within five years of the Award Date. There can be no assurance that such milestones will be achieved on the expected timeline or at all. If we are unable to meet such milestones, the corresponding funding will not be released to us. Our satisfaction of the first milestone, and receipt of the associated funding, does not guarantee that we will be able to meet the second milestone. Further, if we fail to complete certain required activities to be set forth in the Definitive Award Documents or comply with certain provisions of the Definitive Award Documents, previously disbursed amounts may be subject to clawback provisions. Additionally, the Letter of Intent contemplates that we will undertake certain activities at multiple existing U.S. project sites to address key technical challenges in scaling trapped-ion-based quantum computing systems; our ability to do so is dependent upon a multitude of technical, commercial, organizational and ecosystem factors.
The U.S. Government Transaction remains subject to the negotiation and execution of Definitive Award Documents, satisfaction of conditions precedent, and final government approvals, and there can be no assurance that such documentation will be executed or that the collaboration will be consummated on the anticipated terms or at all, which could have a material adverse effect on our business, prospects, financial condition and results of operation. Furthermore, in the event that Definitive Award Documents are not executed during the 90 days after the date of the Letter of Intent as a result of our failure to negotiate in good faith, and if the Department of Commerce has complied with its obligations, then the Department of Commerce has the unilateral right to (i) declare that the Letter of Intent is binding and will serve as the operative Definitive Award Document, (ii) issue the Award pursuant to the terms included in the Letter of Intent and (iii) receive the equity securities from us on the economic terms set forth in the Letter of Intent.
The Letter of Intent for the U.S. Government Transaction is non-binding and remains subject to negotiation and execution of Definitive Award Documents, satisfaction of conditions precedent, and final government approvals. There can be no assurance that:
•the Letter of Intent will result in Definitive Award Documents, or if Definitive Award Documents are reached, that the U.S. Government Transaction will be made on the terms anticipated by the Letter of Intent;
•we will be able to satisfy the conditions precedent to entering into Definitive Award Documents for the U.S. Government Transaction; or
•that final government approvals will be obtained for the U.S. Government Transaction on the terms anticipated by the Letter of Intent or at all, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Furthermore, the Letter of Intent obligates us to negotiate in good faith with the Department of Commerce to execute and deliver the Definitive Award Documents for the U.S. Government Transaction within 60 days and no later than 90 days after the date of the Letter of Intent (unless otherwise extended by the Department of Commerce) and includes certain requirements with respect to negotiation matters. In the event that Definitive Award Documents are not executed and delivered by us during this period of 90 days after the date of the Letter of Intent as a result of our failure to negotiate in good faith, and if the Department of Commerce has complied with its obligation to negotiate the Definitive Award Documents in good faith during such period, then the Department of Commerce has the right (but not the obligation) to unilaterally (i) declare that the Letter of Intent is binding and will serve as the operative Definitive Award Document (ii) issue the Award pursuant to the terms included in the Letter of Intent and (iii) receive the equity securities from us on the economic terms set forth in the Letter of Intent. We have no such similar right to enforce the terms of the Letter of Intent. The Letter of Intent further provides that, if we fail to issue such equity securities to the Department of Commerce, the Department will be entitled to seek specific performance, damages or otherwise seek or impose any other remedy available.
While we may execute Definitive Award Documents with the government and receive funding thereafter, there can be no assurances that the authorization and continued support for the transactions contemplated by the Definitive Award Documents will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We expect to enter into Definitive Award Documents for the U.S. Government Transaction on substantially the terms set forth in the Letter of Intent. However, given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high profile industry implicating national security, there can be no assurances that terms of the U.S. Government Transaction, including the Definitive Award Documents once executed, will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of the U.S. Government Transaction, or the related Definitive Award Documents, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and Department of Commerce funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the Department of Commerce is expected to be contractually bound under the Definitive Award Documents, if breached, no other agency, office or branch of the federal government has made any assurances or will have any obligations under such Definitive Award Documents to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to the Definitive Award Documents or relating to the U.S. Government Transaction, whether now or in the future. The U.S. Government Transaction may also be challenged by other third parties and is subject to the risk of litigation, both the cost and result of which could materially adversely affect our business, prospects, financial condition and results of operations.

Future funding may be required to meet milestones under the U.S. Government Transaction. Our ability to fund such obligations from our balance sheet or by raising additional equity or debt financing may be adversely affected by market conditions, interest rates, investor risk appetite, or macroeconomic factors beyond our control.
In the event that our budgeted sources of cash to fund the U.S. Government Transaction are lower than anticipated, we will be obligated to find an alternative source of cash. Our ability to fund such obligations from our balance sheet will depend on the strength of our balance sheet at the time. Our ability to obtain such capital will depend on market conditions and our operating performance, and may result in higher costs of capital, increased leverage, or dilution to existing stockholders. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our Class A common stock could be reduced. Any additional equity financing will dilute shareholdings. If the issuance of new securities results in diminished rights to holders of Class A common stock, the market price of our Class A common stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. Interest on such debt would increase costs and negatively impact operating results.
If we are unable to obtain additional financing, as needed, at competitive rates, our ability to fund our current operations and implement our business plan and strategy will be affected, and we would be required to reduce the scope of our operations and scale back our research and development programs. Certain market disruptions may increase our cost of borrowing or affect our ability to access one or more financial markets. Such market disruptions could result from a variety of events, many of which are outside of our control, including the following:
•adverse economic conditions, including inflationary factors and recessionary fears;
•adverse general capital market conditions, including rising interest rates;
•poor performance and health of the metals and neo magnets industry in general;
•bankruptcy or financial distress of metals or neo magnet companies or marketers;
•significant decrease in the demand for metals or neo magnets; or
•adverse regulatory actions that affect our exploration and construction plans or the use of our current and planned products generally.
If we do not receive the Milestone Payment or if the funding is received but subsequently clawed back, existing holders of our Class A common stock will experience dilution.
In exchange for receiving the Award, under the terms of the Letter of Intent, we would be obligated to issue equity securities on the Award Date to the Department of Commerce in the full amount of the Award (including the Milestone Payments), at an issuance price that is based on the lowest of (i) the initial public offering price per shares discounted by 20% and (ii) the publicly traded closing share price on the Award Date, discounted by 15%. It is currently expected that such equity securities will be in the form of Class A common stock. Accordingly, existing common stockholders may experience dilution of their ownership positions in connection with such issuance, particularly if the trading price of our Class A common stock declines after the IPO (including if such decline occurs shortly prior to the Award Date). Moreover, in the event that we do not achieve certain milestones and do not receive the Milestone Payments or disbursed amounts are clawed back, it is expected that Department of Commerce will retain 100% of the equity securities issues to it on the Award Date. Under any of these scenarios, existing holders of our Class A common stock will experience dilution.
In addition, subject to certain transfer restrictions to be set forth in the Definitive Documents, the Department of Commerce will be able to sell the equity securities it receives in exchange for the Award. The sale of a substantial number of shares of Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.
The financial, tax and accounting treatment of the proposed U.S. Government Transaction remains uncertain and subject to change.
Given both the novelty and complexity of the U.S. Government Transaction, and the ongoing negotiation of Definitive Award Documents, our initial analysis of the financial, tax and accounting implications of our commitments and obligations in connection with the U.S. Government Transaction has not been completed. Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of performing under the Definitive Award Documents, particularly with respect to characterization of payments received from the Department of Commerce, among other considerations. The Definitive Award Documents are also expected to be highly integrated, and certain of the obligations under each agreement are expected to be contingent upon or impacted by the terms and obligations of the others. If one or more of such agreements, or one or more elements of the transactions, were to be altered, amended or terminated, we would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to us and the present condition of our business and operations. We are unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition and results of operations, including, but not limited to, material changes to our financial outlook, recharacterizations, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.
The Definitive Award Documents are expected to contain affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.
The Definitive Award Documents for the U.S. Government Transaction are expected to contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In addition, the U.S. Government Transaction will be subject to comprehensive, ongoing reporting and disclosure obligations, including financial, operational, cybersecurity and supply chain information.
We also may be required to comply with evolving national security “guardrails,” including restrictions on expansion, collaboration, or technology transfer involving certain foreign entities and restrictions on operations, capital allocation, indebtedness, or strategic transactions. These requirements may be subject to broad or changing interpretation, and any violations of such requirements, whether due to administrative error or misunderstanding, could result in suspension, clawback, or termination of funding. Further, the federal government may require rights to certain intellectual property or data developed with government funding, which could affect our ability to commercialize or protect proprietary technology and information. Such a federal interest could limit our rights in such property, including our ability to (i) sell such property; (ii) use such property for purposes different from the uses contemplated under the Definitive Award Documents; or (iii) use such property as collateral in future financings.
Compliance with the affirmative and negative covenants contained in the Definitive Award Documents could restrict our ability to take actions that management believes may be important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the Definitive Award Documents, our ability to execute our long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on our business, prospects, financial condition, or results of operations. For example, any requirement to obtain government approval or consent, or to provide notification, could delay or limit future financings, mergers, acquisitions, or asset dispositions. Furthermore, the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.
The Letter of Intent also includes certain restrictions designed to require us to maintain a nexus with the United States. These restrictions include a requirement that future ownership of any invention that is or may be patentable under U.S. law generated in connection with activities funded under the Definitive Award Documents as well as certain underlying background intellectual property owned by us be restricted to U.S. company ownership for ten years following the five year period of performance or the first commercial sale of the funded innovation, whichever is later. Additionally, we must notify the Department of Commerce of our intent to sell, transfer, or assign ownership of any such inventions or background intellectual property at least 60 days prior to any such transaction. Federally funded innovations are additionally required to be produced exclusively in the United States during the specified period of performance (which is generally the period ending five years after the Award Date or, if earlier, the date on which all project milestones are completed) and for ten years thereafter, subject to certain limited exceptions and as to be further defined in the Definitive Award Documents. Under the terms of the Letter of Intent, the Department of Commerce has the right to claw back up to the full disbursed Award amount in the event of (i) any breach of Definitive Award Document terms relating to domestic control of intellectual property, domestic production, or research security provisions, or (ii) any failure to timely complete certain required project activities (to be further clarified in the Definitive Award Document) or abandonment of the project. The Letter of Intent also includes various compliance and certification obligations related to the Research Security Program of the Department of Commerce, which are designed to protect scientific research, intellectual property, and critical technology from foreign interference, theft, and misuse.

Given the scarcity of U.S. precedents for transactions such as those contemplated under the U.S. Government Transaction and the government becoming a significant stockholder of ours, we may experience other adverse consequences resulting from the potential announcement or completion of the U.S. Government Transaction.
Given the scarcity of recent U.S. precedents for transactions such as those contemplated by U.S. Government Transaction, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the U.S. Government Transaction or otherwise and increased public or political scrutiny with respect to our operations.
Risks Relating to Litigation and Government Regulation
Complex and evolving state, federal and foreign laws, rules and regulations related to privacy, collection, use and other processing of data, security and localization, and AI could adversely affect us.
We are subject to complex and evolving state, federal and foreign laws, rules and regulations related to privacy, collection, use and other processing of data, cybersecurity and localization. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data privacy, cybersecurity and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach and/or governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information. For example, the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, went into effect in January 2020. The CCPA created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal data is used. The CCPA includes a statutory damages framework, severe civil penalties for violations and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Numerous other states have also enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and cybersecurity laws, rules and regulations that share similarities with the CCPA, which if enacted, would add additional costs and expense of resources to maintain compliance, and there remains increased interest at the federal level as well.
Foreign governments are raising similar privacy and data security concerns and, as we expand internationally, we may be subject to privacy and data security risks in connection with requirements of data protection regulations. In particular, the European Union enacted the European Union General Data Protection Regulation, or the EU GDPR, and the United Kingdom enacted the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or the UK GDPR, which govern the processing of personal data, and impose comprehensive data privacy compliance obligations on us, including, for example, accountability and transparency requirements, obligations to consider data protection as any new products or services are developed, obligations to facilitate data protection rights of data subjects, and requirements to ensure appropriate safeguards are in place when transferring personal data out of the EU and UK to certain jurisdictions. A breach of the EU GDPR or UK GDPR could each result in regulatory investigations, reputational damage, significant fines and sanctions, orders to cease or change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), and civil claims, including representative actions and other class action-type litigation. Japan, Qatar and Singapore (where we have key strategic partnerships) and other countries are also strengthening their privacy laws and the enforcement of privacy and data security requirements, and to the extent these obligations apply to us, these requirements may increase both the risk of noncompliance and the costs of providing our products and services in a compliant manner, which may adversely affect our business.
Complying with such laws, rules and regulations may be costly and time-consuming and our efforts to continue to comply require additional resources, and could therefore harm our business, results of operations and financial condition. We or third parties we work with may at times fail (or be perceived to have failed) in our efforts to comply with such laws, rules and regulations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with these laws, rules or regulations, we could face significant consequences, including but not limited to, enforcement actions, regulatory investigations and fines, individual or class action litigation, mass arbitration demands, additional costs of compliance, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, imprisonment of company officials, and/or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives. We could be liable for loss or misuse of personal data in our possession or control if we fail to prevent or mitigate such misuse or loss. Failure to prevent or mitigate such misuse or breaches may affect our reputation and operating results negatively, may require significant management time and attention and could result in significant regulatory fines and/or other penalties. Government enforcement actions and violations of data privacy and cybersecurity laws, rules or regulations may be costly or interrupt our business operations. Further, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any disruption to our business arising from such issues, or an increase in our costs to cover or remediate these issues may have an adverse effect on our business, financial condition and results of operations.
Obligations related to data privacy and cybersecurity are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
Additionally, the regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In the EU, the Artificial Intelligence Act and revised Product Liability Directive, as they become applicable, will have a material impact on the way AI technologies are regulated. Existing laws and regulations may be interpreted in ways that would affect the operation and development of our AI technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
We are subject to U.S. and foreign anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, promising, offering, providing, soliciting or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with independent contractors, partners and third-party intermediaries to market our products, services and solutions and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our independent contractors or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible, especially if we are found not to have established adequate controls to prevent and detect violations.
Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, including government entities, material reputational harm, adverse media coverage and other collateral consequences.
We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in global markets and subject us to liability if we are not in full compliance with applicable laws and other controls.
Our products, services and solutions are subject to various restrictions under U.S. export controls, import laws and regulations and economic sanctions, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, U.S. Customs regulations, and trade and economic sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control. Quantum computing technology has been identified as a critical and emerging technology by the U.S. government and other governments and is subject to increasing export control scrutiny. The United States, United Kingdom, Germany, Japan and other countries have implemented or proposed export controls specifically targeting quantum computing hardware, software, and related technology. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products, technologies and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. Additionally, under these current and future laws and regulations, exports of our products, services and solutions as well as the underlying technology may require export authorizations, including by license, a license exception or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable. The export control classification of our quantum computing products and technology is complex and may be subject to differing interpretations by regulatory authorities. We may be required to obtain export licenses for transactions that we previously believed did not require such licenses, or regulatory authorities may disagree with our export control classifications. Customers may defer or decline their purchases of our products, services and solutions due to uncertainty about export controls, and as a result, our business could be materially and adversely affected.
Should we violate existing or similar future export controls or sanctions, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products, services and solutions.
We take precautions to prevent our products, services and solutions and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to technology transfers, export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export or re-export licenses or authorization, could result in significant penalties and government investigations, delays in approving or denials of export licenses and reputational harm and loss of business.
In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, services and solutions or could limit our clients’ ability to implement our products, services and solutions in those countries. The United States, United Kingdom, France, Spain, Germany, Denmark, Finland, Norway, Slovenia, Japan, Canada and the Netherlands have recently enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, services and solutions, or future changes in export and import regulations, may create delays in the introduction of our products, services and solutions and the underlying technology in international markets, prevent our clients with global operations from deploying our products, services and solutions globally, adversely affect our ability to hire personnel from certain countries to work on our products, services and solutions, or, in some cases, prevent the export or import of our products, services and solutions to certain countries, governments or persons altogether.
Any change in export or import controls, economic sanctions or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products, services and solutions by, or in our decreased ability to export or sell our products, services and solutions to, existing or potential customers. Any decreased use of our products, services and solutions or limitations on our ability to export or sell our products, services and solutions in major international markets could adversely affect our business, results of operations and financial condition.
We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we may face additional risks associated with changes to these regulations as well as increased licensing requirements and other restrictions.
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.
We may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholder, consumer, competition and/or other issues relating to our business on a global basis. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in an adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit, which could harm our business, results of operations and financial condition. We may face inherent risk of exposure to claims in the event our quantum computers do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent commercialization of other future quantum computers, which could have adverse effects on our credibility, brand, reputation, business, results of operations and financial condition. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have an adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products, services and solutions and are forced to make a claim under our policy. Moreover, we could be ordered to cease or permanently desist from offering products, services or solutions that are the subject of product liability litigation, which would result in a loss in investment, potential termination of redundant employees and potentially shutting down one or more entire product, service or solutions offerings, which will have a material detrimental impact to the business and its financial position and prospects.
We are subject to requirements relating to environmental and safety regulations which could adversely affect our business, results of operation and reputation.
We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, emission of substances into the environment, solid and hazardous waste storage, treatment and disposal. Certain of these laws impose liability without regard to fault or the legality of conduct at the time it occurred. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.
Our hardware has operational hazards such as but not limited to hazardous operating temperatures and high voltage and/or high current electrical systems typical of large computer processing equipment and related safety incidents.
There may be environmental or safety incidents that damage machinery or product, slow or stop production, or harm employees or third parties. Consequences may include litigation, regulation, issues with the cost or availability of insurance, mandates to temporarily halt production, workers’ compensation claims, suspension or debarment from government contracts or other actions that impact our brand, finances or ability to operate.
Our operations require significant quantities of helium, a scarce and non-renewable resource, and the use and storage of helium subjects us to environmental, health, and safety risks.
Our quantum computing systems rely on cryogenic liquefaction infrastructure, including liquid helium, to achieve lower operating temperatures (10-20 Kelvin) that reduce errors and increase throughput. While our current helium consumption is relatively low compared to other manufacturers of quantum computing systems, we expect our demand for helium to increase significantly as we scale our operations and expand our installed base of quantum computing systems. Helium is a finite, non-renewable natural resource with a limited global supply, and any significant increase in our helium requirements could expose us to supply constraints, price volatility, and increased operational costs. The helium market has historically experienced periods of significant shortage and price volatility, and there is no assurance that we will be able to secure adequate helium supplies at reasonable prices, or at all, to support our operational requirements and growth plans. Disruptions in the global helium supply chain, whether due to geopolitical factors, reduced production from major helium-

producing facilities, or competing demand from other industries, could materially impair our ability to operate and deploy our quantum computing systems.
The presence and use of helium at our facilities also subjects us to a variety of environmental, health, and safety hazards. Helium is an asphyxiant gas that, if released in an enclosed or poorly ventilated area, can displace oxygen and create a risk of suffocation for personnel. The handling of liquid helium, which is stored at extremely low cryogenic temperatures, poses additional risks of severe cryogenic burns or frostbite to employees and other individuals who come into contact with the substance or associated equipment. The storage and transport of helium in pressurized containers presents risks of rupture, explosion, or uncontrolled release if equipment malfunctions or is improperly maintained. Any incident involving helium at our facilities could result in personal injury or death, property damage, regulatory enforcement actions, increased insurance costs, or reputational harm.
We are subject to various federal, state, and local laws and regulations governing the storage, handling, and disposal of cryogenic materials and compressed gases, including helium. Compliance with these requirements imposes ongoing costs, and any failure to comply could result in fines, penalties, operational shutdowns, or other sanctions. Changes to applicable environmental, health, or safety regulations could further increase our compliance burden. There can be no assurance that we will not experience a helium-related incident or that we will be able to secure adequate supplies of helium on commercially reasonable terms, either of which could have a material adverse effect on our business, financial condition, and results of operations.
Governmental actions related to national security, trade, or geopolitical concerns could adversely affect our business, including through indirect restrictions on market access, supply chains, or customer relationships.
Quantum computing has been designated as a technology with national security implications in a number of jurisdictions, including the United States and Canada. As a result, governmental authorities may impose or expand laws, regulations, trade restrictions, export controls, tariffs, or other measures that affect the development, deployment, sale, or sourcing of quantum computing technologies and their component parts.
Although we do not currently conduct business in certain jurisdictions that are subject to heightened geopolitical tensions, including China, geopolitical developments involving those jurisdictions may nonetheless affect our business. For example, governments may restrict or condition the export, sale, or deployment of advanced technologies to customers or partners in third countries based on concerns regarding diversion, resale, technology transfer, or ultimate end use, even where the immediate customer or transaction is outside such jurisdictions.
In addition, geopolitical tensions, trade restrictions, or regulatory actions involving countries where our suppliers, or their suppliers, are located could disrupt supply chains, increase costs, delay production, or require us to modify sourcing, distribution, or compliance practices. If quantum computing technologies are subject to heightened national security scrutiny or restrictions in certain markets, our ability to access customers, enter into partnerships, or pursue international growth opportunities could be limited. Any of these factors could reduce our addressable market, increase compliance and operational costs, or otherwise materially and adversely affect our business, results of operations, and financial condition.
Contracts with domestic and international government and state agencies are subject to a number of challenges and risks.
Contracts with domestic and international government and state agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant up-front time and expense without any assurance that these efforts will generate revenue.
We also must comply with both local and international laws and regulations relating to the formation, administration and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. Any changes to the government regulations applicable to government contracts could affect our ability to enter into, or the profitability of, contracts with government entities.
In addition, other parties’ perceptions of our relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments. Conversely, other parties’ perceptions of our relationship with non-U.S. governments or government entities could adversely affect our business prospects with the U.S. government.
The sales cycle with sovereign government customers and state-owned enterprises can take even longer than the sales cycles with large corporate customers due to numerous factors including U.S. national security concerns, U.S. foreign policy, complexities in dealing with foreign governments and the various stakeholder agencies and departments in the foreign government, whether the opportunity involves a public or private tender, inter-government agency priorities and politics, and securing budget allocation and approvals across multiple levels of government and ministries. There is also the risk that once a transaction is entered into with a foreign government or state-owned enterprise, that a contract can be suspended or terminated with little or no warning due to sanctions imposed by the United States or the foreign government.
Complexities can be negatively compounded due to difficulties for example in the event of termination of joint ventures or distributorship agreements in foreign jurisdictions, which will pose challenges to the business in safeguarding our assets and interests whilst winding down operations and withdrawing from the transaction and relevant jurisdiction.
Accordingly, our business, results of operations and financial condition and growth prospects may be adversely affected by certain events or activities, including, but not limited to:
•changes in government fiscal or procurement policies, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;
•changes in government programs or applicable requirements;
•restrictions in the grant of personnel security clearances to our employees;
•ability to maintain facility clearances required to perform on classified contracts for U.S. government and foreign government agencies, as applicable;
•changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•changes in the government’s attitude towards us as a company or our technology;
•appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•the adoption of new laws or regulations or changes to existing laws or regulations, including the imposition of economic and trade sanctions;
•budgetary constraints, including automatic reductions as a result of “sequestration,” operating under continuing resolutions, disruptions from government shutdowns, or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
•influence by, or competition from, third parties with respect to pending, new or existing contracts with government customers;
•changes in legal obligations or political or social attitudes with respect to security or privacy issues;
•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters and public health concerns;
•inadequate management of joint ventures;
•the loss, suspension or revocation of licenses and operational and other rights in particular in foreign jurisdictions where we operate;
•difficulties in winding-down operations in foreign jurisdictions where we operate;
•restrictions on the repatriation of capital to the U.S.;
•visa (work and travel) and other restrictions on key personnel whose domain expertise and presence are required in foreign countries where we operate; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control.
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from entering into contracts with us and/or purchasing our quantum computers in the future, reduce the size or timing of payment with respect to our products, services and solutions to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition and growth prospects.

Changes in tax laws or regulations that are applied adversely to us may materially and adversely affect our business, results of operations and financial condition.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business, results of operations and financial condition. In particular, presidential, congressional, state and local elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the United States government has, from time to time, proposed and may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely affect our business, results of operations and financial condition.
In addition, we are subject to the examination of our income and other tax returns by the U.S. Internal Revenue Service (the “IRS”) and other taxing authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from taxing authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.
Risks Relating to Our Intellectual Property and Artificial Intelligence Technologies
We rely on licensed intellectual property and joint development arrangements with third parties, and the loss or impairment of these rights could materially harm our ability to develop and commercialize our products, services and solutions.
We rely on licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of subsystems of future products, our products, services, and solutions. In particular, our quantum computing technology is dependent on our license agreement with Leonardo DRS, Inc. (“DRS”). Pursuant to the license agreement with DRS (the “DRS Agreement”), we were granted a field exclusive, worldwide, sublicensable (in certain cases) license for certain patents, know-how and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion-trap quantum computing. The DRS Agreement commenced on December 11, 2025, and is perpetual unless terminated. Either we or DRS may terminate the DRS Agreement for a material breach by the other party, subject to a 30-day cure period, or insolvency-related events. Additionally, DRS may terminate the DRS Agreement and the license granted thereunder immediately if we bring a challenge to the validity, patentability, enforceability and/or non-infringement, or otherwise oppose, any of the licensed patents (each, a “Patent Challenge”), including assisting a third party in bringing a Patent Challenge. We also have a sublicense agreement and a joint development and supply agreement under which the intellectual property licensed from DRS may be used to create new intellectual property in such licensed fields.
Our existing license agreements impose, and we expect that any future license agreements will impose, upon us various commercial and development obligations. If we fail to comply with our obligations under these agreements or otherwise materially breach such agreements (including by bringing challenges against or otherwise opposing any of the intellectual property we license thereunder), or are subject to an insolvency-related event, the licensor may have the right to terminate these agreements, in which event we would not be able to develop, market or otherwise commercialize products covered by these agreements, including if any of the foregoing were to occur with respect to our license agreement with DRS. Our business could suffer, for example, if any current or future licenses terminate, if the licensors or licensees fail to abide by the terms of the license, or if we are unable to enter into necessary licenses on acceptable terms.
Some of the licenses we rely on (or may in the future rely on) related to key technologies developed by third parties may not provide exclusive or unrestricted rights in all territories in which we may wish to develop or commercialize our products and may restrict our rights to offer certain products in certain markets. Accordingly, we may not be able to enter certain key markets in the future, and we may face competition from other licensees of these technologies. Even if we comply with all the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our material license agreements could result in a loss of revenue and negatively impact our results of operations. Because of the rapid pace of technological change, we may not be able to obtain or continue to obtain licenses and technologies from relevant third parties on reasonable terms, or at all, and our inability to license this technology could harm our ability to compete.

In some circumstances, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, or defense of patents and patent applications that we license from or to third parties, and we are reliant on our licensors or licensees to do so. For example, under our license agreement with DRS, while DRS is required to consult with us in advance regarding the filing, maintenance, and prosecution of the licensed patents, DRS has sole discretion regarding such filing, maintenance and prosecution. We thus cannot be certain that our licensors have or will conduct maintenance, prosecution, preparation, filing, enforcement, or defense consistent with our best interests or in compliance with applicable laws and regulations. If our licensors fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize products that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues, and certain provisions in intellectual property license agreements may be susceptible to multiple interpretations. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense the licensed rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, services and solutions, and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us;
•our right to transfer or assign the license; and
•the effects of termination.
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, results of operations and financial condition. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our products, services and solutions.
In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with us.
We have developed, and may develop in the future, jointly owned intellectual property in the course of joint research or joint development activities with third parties or generated through the use of our systems, platform and services for customer solutions and use cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. With respect to any patents or patent applications co-owned with or by third parties, if we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents and patent applications, we may be unable to prevent such co-owner from licensing their rights under the patents or patent applications to other third parties, including our competitors, that may be able to market competing products and technology. We may need the cooperation or consent of any such co-owners of our existing or future patents to enforce such patents against third parties or to license or transfer such patents to third parties, and such cooperation or consent may not be provided to us. Any such co-owner may be able to license a co-owned patent to a third party we believe infringes such patent, preventing us from obtaining compensation or other remedies from such third party through litigation or settlement arrangements. We may also become engaged in disputes with our co-owners related to patent prosecution strategy or the apportionment of costs associated with the prosecution, maintenance or enforcement of co-owned patents or patent applications. Such disputes with any third-party co-owners of our patents could result in direct financial harm or divert management’s attention, which could harm our business, results of operations and financial condition.

If we are unable to obtain, maintain and enforce intellectual property protection for our products, services and solutions, or if the scope of the intellectual property protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products, services and solutions may be adversely affected. Moreover, the secrecy of our trade secrets could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.
Our success depends, in significant part, on our ability to obtain, maintain, protect, enforce and defend patents and other intellectual property and other proprietary rights, including trade secrets, with respect to our products, services and solutions and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We may not be able to prevent unauthorized use of our intellectual property or other proprietary rights. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties, however, we might not have entered into such agreements with all relevant individuals, and our employees and consultants may not abide by, and not all of them have always abided by, their obligations under their nondisclosure and invention assignment agreements. Such agreements may not be enforceable in full or in part in all jurisdictions, may not be adequate to protect our confidential information, trade secrets and proprietary technologies, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Our trade secrets may also be compromised, which could cause us to lose the competitive advantage from such trade secrets.
Despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property and other proprietary assets. Monitoring unauthorized use of our intellectual property and other proprietary assets is difficult and costly, and the steps we have taken or will take to obtain, maintain, enforce, protect and defend our intellectual property and other proprietary rights, including to prevent misappropriation or misuse of our intellectual property and proprietary information may not be sufficient. We will not be able to protect our proprietary technology, brand and other proprietary assets if we are unable to enforce our legal and contractual rights or if we do not detect unauthorized use of our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. Furthermore, if we do decide to bring litigation, our efforts to enforce our intellectual property or other proprietary rights may be met with defenses, counterclaims and countersuits challenging or opposing our right to use and otherwise exploit particular intellectual property, services and technology or the enforceability of our intellectual property or other proprietary rights. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property or other proprietary rights to the same extent as do the laws of the United States. Therefore, our intellectual property or other proprietary rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property or other proprietary rights could result in our competitors using our intellectual property to develop, commercialize and offer substantially identical or otherwise competitive products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, results of operations and financial condition.
Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have an adverse effect on our ability to prevent others from interfering with the commercialization of our products, services and solutions.
Our patent applications may not result in issued patents, which may have an adverse effect on our ability to prevent others from commercially exploiting products similar to ours. Establishing the validity of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that any patent applications we have or will file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may have patents or patent applications directed to relevant technology with an effective filing date earlier than any of our existing patents or pending patent applications, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will be issued.
While we seek patent protection for some of our technology, we cannot guarantee that we will file patent applications in all of the jurisdictions where it would ultimately be desirable to obtain patent protection. If we fail to timely file a patent application in a jurisdiction, we may be precluded from doing so at a later date. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Recent changes to patent laws in the United States may also bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. In countries where we have not applied for patent protection or where effective patent protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be infringed or otherwise violated, or that our competitors will be able to commercialize technology that is similar to our own. Even in jurisdictions where we have obtained patent protection, competitors may infringe them, and we may not detect any such infringement, or have adequate resources to enforce such patents against any such infringement.
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents that we have or may obtain may be invalidated or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation, or such patents may be infringed upon, challenged, circumvented or designed around by others. Additionally, rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us, and others may obtain patents that we need to license or design around. Any of the foregoing could increase costs and may adversely affect our business, results of operations and financial condition.
We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs. If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
The quantum computing industry is characterized by an increasingly crowded patent landscape, with patents held by major technology companies, research institutions, government agencies and specialized competitors covering various aspects of quantum computing hardware, software, algorithms and applications. Although we have an established set of practices for evaluating the freedom to practice our technologies, given the technical complexity and specialized nature of quantum computing, we may be unaware of patents that could be asserted against our technology. Additionally, the scope and validity of patents in the quantum computing space are particularly uncertain because the technology is new and developing, patent examiners may have limited expertise in this specialized field, and there is limited judicial or administrative precedent interpreting such patents. As a result, we face heightened risks of patent claims and challenges in assessing the scope and validity of third-party patents. We also require our customers to obtain clearances from third party rightsholders for data they input into our quantum computers for processing by us prior to their input of such data, however, we cannot be certain that our customers obtain such clearances on all data prior to inputting such data for processing by us. In the event they fail to obtain such clearances, we will be subject to potential strict liability under U.S. patent law. Our future success depends in part on not infringing upon, misappropriating or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon, misappropriating or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant product revenue and against whom our owned or licensed patent portfolio may therefore have no deterrent effect. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Any claims of intellectual property infringement, misappropriation or other intellectual property violations, even those without merit, could:
•be expensive and time consuming to defend;

•cause us to cease making, licensing or using our platform or products that incorporate the challenged intellectual property;
•require us to modify, redesign, reengineer or rebrand our platform or products, if feasible;
•cause significant delays in introducing new or enhanced services or technology;
•divert management’s attention and resources;
•require disgorgement of profits; or
•require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could require that we pay significant damages (including treble damages and attorneys’ fees for willful infringement), enter into costly settlement agreements, or prevent us from offering our platform or products, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our platform or products, or refund subscription fees, which could further exhaust our resources. Such disputes could also disrupt our platform or products, adversely affecting our customer satisfaction and ability to attract customers.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe any such claims against us are without merit, a court may hold that third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our products. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity, and there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our products or technology did not infringe any such claims.
Additionally, parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our products. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. There may also be public announcements of the results of hearings, motions, or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could adversely affect the price of shares of our common stock.
Some of our intellectual property has been conceived or developed pursuant to government-funded agreements, which impose certain obligations on us, such as a license to the U.S. government covered by such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
Certain intellectual property rights that we have in-licensed have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations, including the Bayh-Dole Act of 1980, also known as the Patent and Trademark Law Amendments Act. As a result, the U.S. government may have certain rights to inventions developed with government funding that are embodied in our current or future products. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use such inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require that we grant exclusive, partially exclusive or non-exclusive licenses to any such inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights, we could be forced to license or sublicense intellectual property rights on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
We use open-source software in our systems, and changes to open-source licensing terms or our failure to comply with such terms could adversely affect our business.
Our platform utilizes software licensed to it by third-party authors under “open-source” licenses and we expect to continue to utilize open-source software in the future. The use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which licensors are not typically required to maintain and update, and licensors can change the license terms on which they offer updated versions of the open-source software without notice. In addition, some open-source projects have known vulnerabilities and architectural instabilities, which, if not properly addressed, could negatively affect the performance of our platform. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render us vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.
Furthermore, some open-source licenses require that proprietary source code that is combined with, linked to or distributed with such open-source software be released to the public. Accordingly, if we combine, link or distribute our proprietary software with open-source software in a specific manner, we could, under some open-source licenses, be required to release the source code of our proprietary software to the public, under terms authorizing further modification and redistribution, or otherwise be limited in the licensing of our offerings. This could allow our competitors to create similar solutions with lower development effort and time, create security vulnerabilities in our platform, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our platform, which would ultimately put us at a competitive disadvantage.
Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend to attach to such platform or our proprietary code, we cannot assure you that our processes for controlling such use will be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-engineer our solution or the supporting computational infrastructure to discontinue use of code, or to make generally available, in source code form, portions of our proprietary code. This could allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
There is evolving legal precedent for interpreting the terms of certain open-source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in our paying damages or entering into unfavorable licenses, have a negative effect on our business, financial condition, and results of operations, or cause delays by requiring us to devote additional research and development resources to modify our platform.
We may release proprietary products under open-source or similar distribution models, which may negatively impact our intellectual property rights in such products and cyber security controls, which could negatively impact our business.
We have elected and may elect to make certain portions of our proprietary software, including portions of our quantum computing platform, source code, development tools, or other products available under open source or similar distribution models to facilitate adoption as well as collaboration and participation from our developer communities. If we are unable to manage the risks related to any open-source licensing or similar distribution model, our business, financial condition, and results of operations could be adversely affected.

If and to the extent we elect or have elected to distribute any materials under open source or source-available licenses, our ability to protect our intellectual property rights with respect to such materials may be limited or lost entirely. Because the source code for any software we distribute under open source or source-available licenses would become publicly available, third parties, including our competitors, could copy such code and use it to develop products and services that compete with ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. In addition, the public availability of the source code for such software may make it easier for others to identify vulnerabilities in or otherwise compromise our platform.
Because of the rights accorded to third parties under open-source licenses, there may be fewer technological barriers to entry in the markets in which we compete, and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us. One of the characteristics of open-source software is that the governing license terms generally allow extensive modifications of the code and distribution thereof to a wide group of companies or individuals. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open-source software or hybrid proprietary and open-source software offerings, potentially reducing the demand for, and price of, our products. In addition, some competitors make open-source software available for free download or may position competing open-source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open-source software will not result in price reductions, reduced revenue and gross margins, and loss of market share, any one of which could adversely affect our business.
Our failure to successfully develop and commercialize our products or services involving AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.
We use AI Technologies throughout our business, and are making significant investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, or otherwise poor quality data; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
In addition, the regulatory landscape governing AI is rapidly evolving, with new and proposed laws, regulations and industry standards at the federal, state and international levels addressing AI development, deployment, transparency, accountability and use. For example, the European Union's Artificial Intelligence Act imposes significant compliance obligations on providers and users of certain AI systems, including requirements relating to risk assessment, human oversight, data governance and transparency. Other jurisdictions, including certain U.S. states, have enacted or proposed legislation regulating AI in specific contexts, such as automated employment decision tools or AI-generated content. Compliance with these evolving requirements may require significant resources, and non-compliance could result in regulatory enforcement, fines, litigation or reputational harm.
With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. In addition, we face significant competition from other companies in our industry in relation to the development and deployment of AI Technologies. Those other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth.
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI

Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Use of AI Technologies in connection with ongoing product development and commercialization is subject to significant uncertainty, including with respect to the reliability of such AI Technologies and the ownership of related intellectual property rights, any of which could have an adverse effect on our reputation and ability to prevent others from interfering with the commercialization of our products, services and solutions.
We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors.
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs, and the law is uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.
We may use AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open-source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open-source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
Risks Relating to Our Organizational Structure and the Tax Receivable Agreement
We are a holding company and our only material assets are our equity interests in Quantinuum Holdings, and we are accordingly dependent upon distributions from Quantinuum Holdings to pay our taxes and expenses, make payments under the Tax Receivable Agreement, and pay any dividends. Quantinuum Holdings’ ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of Common Units of Quantinuum Holdings, our operating company subsidiary. We have no independent means of generating revenue or cash flow and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Quantinuum Holdings and distributions we receive from Quantinuum Holdings. Deterioration in the financial condition, earnings, or cash flow of Quantinuum Holdings and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and Quantinuum Holdings is restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements it may have in place, or is otherwise unable to provide such funds, such restriction could materially and adversely affect our liquidity and financial condition. There can be no assurance that Quantinuum Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. Quantinuum Holdings is currently subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect Quantinuum Holdings’ ability to pay distributions to us and thereby adversely affect our cash flows.

Quantinuum Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of Quantinuum Holdings will be allocated to holders of Common Units (including us). Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Quantinuum Holdings. Under the terms of the Quantinuum Holdings limited liability company agreement, Quantinuum Holdings is obligated, subject to various limitations and restrictions including with respect to its debt instruments or other agreements, to make tax distributions to holders of Common Units (including us) at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement entered into with Quantinuum Holdings and the TRA Parties, which we expect will be significant. We intend, as its managing member, to cause Quantinuum Holdings to make cash distributions pro rata to the holders of Common Units in an amount sufficient to (i) satisfy our tax liabilities and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Quantinuum Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Quantinuum Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Quantinuum Holdings insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement.
In certain periods, the tax distributions payable by Quantinuum Holdings pursuant to the Quantinuum Holdings LLCA may exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We will have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for Common Units and corresponding shares of Class A common stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake actions between Common Units and shares of Class A common stock to equalize the implied value associated with such cash and instead, for example, hold such cash balances, certain holders of equity interests in Quantinuum Holdings as a result of Reorganization Transactions (the “Continuing Common Unitholders”) (other than us) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their Common Units for shares of Class A common stock, notwithstanding that such Continuing Common Unitholders may previously have participated as holders of Common Units in distributions by Quantinuum Holdings that resulted in such excess cash balances held by us.
Our Board, subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, in its discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, holding such excess cash, paying dividends, which may include special dividends, on our Class A common stock, or lending or contributing it (or a portion thereof) to Quantinuum Holdings, which may result in shares of our Class A common stock increasing in value relative to the value of Common Units. Following a contribution of such excess cash to Quantinuum Holdings, we may make an adjustment to the outstanding number of Common Units held by holders of Common Units (other than us).
In addition, the tax distributions that Quantinuum Holdings may be required to make may be substantial, and the amount of any additional tax distributions Quantinuum Holdings is required to make likely will exceed the tax liabilities that would be owed by a similarly situated corporate taxpayer. Funds used by Quantinuum Holdings to satisfy its obligation to make tax distributions will not be available for reinvestment in our business, except to the extent we or certain other Continuing Common Unitholders use any excess cash received to reinvest in Quantinuum Holdings for additional Common Units. Moreover, because cash available for additional tax distributions will be determined by taking into account the ability of Quantinuum Holdings and its subsidiaries to take on additional borrowing, Quantinuum Holdings may be required to increase its indebtedness in order to fund additional tax distributions. Such additional borrowing may adversely affect our results of operations, cash flows and financial position by, without limitation, limiting our ability to borrow in the future for other purposes, such as capital expenditures, and increasing our interest expense and leverage ratios.
Payments of dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. See “Risk Factors—Risks Relating and Ownership of Our Class A Common Stock.” Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us. In addition, Quantinuum Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Quantinuum Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Quantinuum Holdings are generally subject to similar legal limitations on their ability to make distributions to Quantinuum Holdings. If Quantinuum Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
The Tax Receivable Agreement with Quantinuum Holdings and the TRA Parties requires us to make cash payments to the TRA Parties in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
In connection with the consummation of the IPO, we entered into a Tax Receivable Agreement with Quantinuum Holdings and the TRA Parties. Under the Tax Receivable Agreement, we are required to make cash payments to such TRA Parties equal to 85% of the cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the tax basis adjustments with respect to the Quantinuum Holdings’ assets that are expected to be obtained by Quantinuum Inc. resulting from (a) any future redemptions or exchanges of Common Units from the TRA Parties (b) certain distributions (or deemed distributions) by Quantinuum Holdings, and (c) payments made under the Tax Receivable Agreement (“Basis Adjustments”), (ii) the tax basis in certain assets of Quantinuum Holdings and certain of its direct or indirect subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) that is obtained by Quantinuum Inc. (x) in connection with the IPO or (y) in connection with and is attributable to a Common Unit exchanged or redeemed by a TRA Party (“Existing Basis”) and (iii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. We are required to make such payments to the TRA Parties even if all of the TRA Parties were to exchange or redeem their remaining Common Units.
The payment obligations under the Tax Receivable Agreement are an obligation of Quantinuum Inc. and not of Quantinuum Holdings. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Quantinuum Holdings by the exchanging TRA Parties. Furthermore, if we experience a change of control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales, and other forms of business combinations, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Parties’ interests may conflict with those of the holders of our Class A common stock.
Assuming no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement future payments under the Tax Receivable Agreement could be substantial and could aggregate to several billions of dollars over a period of approximately 25 years. However, the actual amounts and timing of payments are highly uncertain and will depend on a number of factors. The actual Basis Adjustments, Existing Basis and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors including the timing of redemptions by the TRA Parties, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of gain recognized by such TRA Parties, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state income tax rates then applicable. As a result, the actual payments could be significantly higher or lower than this estimate, could be concentrated in certain periods rather than spread evenly over time, or may not materialize at all if we do not generate sufficient taxable income. Although we expect the payments we will be required to make will be substantial, there can be no assurance as to the amount or timing of payments we will be required to make under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Common Unitholders that do not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Common Unitholders.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Common Unitholders that do not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Common Unitholders. We entered into the Tax Receivable Agreement with Quantinuum Holdings and the TRA Parties in connection with the completion of the IPO and the reorganization transactions completed in connection with the IPO (the “Reorganization Transactions”), which provides for the payment by us to the TRA Parties of 85% of the amount of cash tax savings, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Basis Adjustments, (ii) Existing Basis and (iii) certain tax benefits (such as interest deductions) arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such cash tax savings, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement will generally apply to each of our taxable years, beginning with the first taxable year ending after the consummation of the Transactions. There is no maximum term for the Tax Receivable Agreement. However, the Tax Receivable Agreement provides that if (i) we materially breach any of our material obligations under the Tax Receivable Agreement, (ii) certain mergers, asset sales, other forms of business combinations or other changes of control occur after the consummation of the IPO, or (iii) we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be determined based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the TRA Parties could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax attributes that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, had we elected to terminate the Tax Receivable Agreement, assuming no material changes in the relevant tax laws or tax rates, we estimate that the aggregate of termination payments could be substantial and could amount to billions of dollars. However, the actual amount would be highly dependent on numerous variable factors at the time of termination, including prevailing discount rates, our stock price at such time, the number of unredeemed Common Units, applicable tax rates, and other factors, and could differ materially from this estimate. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS, or another tax authority, may challenge all or part of the Basis Adjustments, Existing Basis or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of TRA Parties under the Tax Receivable Agreement, then we are not permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the TRA Representatives (as defined in the Tax Receivable Agreement). The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and the interests of holders of Class A common stock, and the TRA Representatives may exercise their consent rights relating to any such challenge in a manner adverse to our interests and the interests of holders of Class A common stock. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against future cash payments, if any, that we might otherwise be required to make to such TRA Party, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Party that are subject to the Tax Receivable Agreement.
The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate a change of control transaction or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
The Tax Receivable Agreement provides that upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our (or our successor’s) obligations with respect to the Tax Receivable Agreement would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreement. Our accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate a change of control transaction or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
If Quantinuum Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Quantinuum Holdings might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We and Quantinuum Holdings intend to operate such that Quantinuum Holdings does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Quantinuum Holdings pursuant to the redemption right under the Quantinuum Holdings limited liability company agreement (the “Redemption Right”) or other transfers of Common Units could cause Quantinuum Holdings to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of Common Units qualify for one or more such safe harbors.
If Quantinuum Holdings were to become a publicly traded partnership, significant tax inefficiencies might result for us and for Quantinuum Holdings including as a result of our inability to file a consolidated U.S. federal income tax return with Quantinuum Holdings. In addition, we would no longer receive the benefit of certain increases in tax basis received as a result of the exercise of the Redemption Right, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Quantinuum Holdings’ assets) were subsequently determined to have been unavailable.
The Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, may have conflicting interests with holders of shares of our Class A common stock.
As of June 30, 2026, the Honeywell and Honeywell Holdings International Inc. (collectively, the “Honeywell Entities”) and certain of their affiliates beneficially own approximately 47.4% of the combined voting power of our Class A common stock and Class B common stock, par value $0.0001 per share (the “Class B common stock”). Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to one vote per share on all matters on which the holders of the Class A common stock and Class B common stock are entitled to vote.
As of June 30, 2026, the Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, own approximately 86.3% of the Common Units. Because they hold their ownership interest in our business directly in Quantinuum Holdings, rather than through us, the Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, may have conflicting interests with holders of shares of our Class A common stock. For example, if Quantinuum Holdings makes distributions to us, the non-managing members of Quantinuum Holdings will also be entitled to receive such distributions pro rata in accordance with their ownership of Common Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Quantinuum Holdings and the TRA Parties, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the Continuing Common Unitholders’ tax or other considerations even where no similar benefit would accrue to us.
Our shares of Class B common stock will not have economic rights. All of our Class B common stock is held by the Continuing Common Unitholders.
We may not be successful as an independent, publicly traded company, and we will not enjoy the same benefits that we did as a consolidated subsidiary of Honeywell.
Prior to becoming an independent, publicly traded company, we were able to take advantage of Honeywell’s size, operational excellence, and purchasing power in procuring technology, services and supplies, including insurance, employee benefit support and audit and other professional services. While some of these benefits may continue with Honeywell as a large stockholder, and while the culture and rigor of Honeywell’s operational excellence is a core part of our own culture and fabric given our Honeywell origin, we are nevertheless a smaller company than Honeywell, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to us becoming an independent company. We may find it more difficult to attract and retain high-quality employees as a smaller company than we were operating within as a consolidated subsidiary of Honeywell, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers and suppliers. Our independent relationship from Honeywell and our smaller relative size as a result of being an independent company may make it more difficult to develop and maintain relationships with customers and suppliers, which could adversely affect our prospects.
Risks Relating to Ownership of Our Class A Common Stock
We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual-class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of the IPO, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with dual-class share structures from being added to certain of their indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. Due to the dual-class structure of our common stock, we may be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices may preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. Our dual-class structure may also cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
In addition, it is unclear what effect, if any, such policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may adversely affect valuations, as compared to similar companies that are included.
The market price of our Class A common stock may be volatile or may decline steeply or suddenly regardless of our operating performance, and we may not be able to meet investor or analyst expectations. You could lose all or part of your investment.
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•market acceptance of our products, services and solutions;
•announcements of the results of research and development projects by us or our competitors;

•announcements by others relating to quantum technology;
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology or other stocks;
•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of the expiration of, or release from, market standoff or lock-up agreements;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•our failure to meet projections we may provide to the public;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•the market response to rights granted to Honeywell pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement;
•general macroeconomic conditions and slow or negative growth of our markets; and
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, natural disasters, public health threats, or responses to those events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty. These economic, political, regulatory, and market conditions may adversely impact the market price of our Class A common stock, regardless of our actual results of operations. In the past, securities class action litigation and derivative litigation have often been instituted against companies following periods of volatility in the market price of a company’s securities. These types of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, financial condition, and results of operations. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant litigation defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. Any of the above potential effects relating to potential volatility in the market price of our Class A common stock could have an adverse effect on our business, financial condition, and results of operations.

Honeywell has influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
As of June 30, 2026, the Honeywell Entities and their respective affiliates will beneficially own approximately 47.4% of the combined voting power of common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote for each share held of record on all matters submitted to a vote of stockholders and on which the holders of the Class A common stock and Class B common stock are entitled to vote. Thus the Honeywell Entities and their respective affiliates, by virtue of their ownership in us, may exercise influence over corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of incorporation or amended and restated bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets, and may continue to have influence over our business, affairs and policies. This influence may limit the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
In addition, as of June 30, 2026, the Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, own approximately 86.3% of the Common Units. Because they hold their ownership interest in our business directly in Quantinuum Holdings, rather than through Quantinuum Inc., the Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, may have conflicting interests with holders of shares of our Class A common stock. For example, if Quantinuum Holdings makes distributions to Quantinuum Inc., the non-managing members of Quantinuum Holdings will also be entitled to receive such distributions pro rata in accordance with their ownership of Common Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Quantinuum Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Holders of our Class B common stock do not have any economic rights or any right to receive dividends or distributions in excess of $0.0001 per share upon the liquidation or winding up of Quantinuum Inc. As of June 30, 2026, all of our Class B common stock will be held by the Continuing Common Unitholders on a one-to-one basis with the number of Common Units that they own.
Additionally, under our amended and restated certificate of incorporation and the Stockholder Agreement Honeywell also has certain governance rights that provide Honeywell with influence over certain of our corporate and governance matters. Under the terms of the Stockholder Agreement, Honeywell has the right to designate individuals for nomination to the Board as follows:
•for so long as the Honeywell Entities and their respective affiliates beneficially own, in the aggregate, 40% or more of our securities that it held at the closing of the IPO, two individuals;
•for so long as the Honeywell Entities and their respective affiliates beneficially own, in the aggregate, 20% or more, but less than 40%, of our securities that it held at the closing of the IPO, one individual; and
•if the Honeywell Entities and their respective affiliates no longer beneficially own, in the aggregate, 20% or more of our securities that it held at the closing of the IPO, no individuals.
Under the terms of our amended and restated certificate of incorporation, the Board is classified into three classes of directors for a period of seven years following the closing of the IPO, with the directors serving three-year staggered terms in accordance with our amended and restated certificate of incorporation. Our amended and restated certificate of incorporation provides for such a classified board of directors and also provides that, beginning at the seventh annual meeting of stockholders, the directors whose terms expire at that meeting will be elected to hold office for a two-year term expiring at the ninth annual meeting of stockholders; at the eighth annual meeting of stockholders following the IPO, the directors whose terms expire at such meeting will be elected to hold office for a one-year term expiring at the ninth annual meeting of stockholders; and at the ninth annual meeting of stockholders, all directors will be elected to hold office for a one-year term expiring at the next annual meeting of stockholders. Commencing with the conclusion of the ninth annual meeting of stockholders, the classification of the Board shall cease, and all directors will be elected for terms expiring at the next succeeding annual meeting of stockholders. As a result, approximately one-third of our Board will be elected each year. The classification of directors will have the effect of making it more difficult for stockholders to change the composition of our Board. These governance provisions will have the effect of limiting or precluding the ability of our other investors to influence corporate matters for the foreseeable future.
Furthermore, pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement, for so long as Honeywell is entitled to designate at least one individual for nomination to the Board, the Board will be required to maintain a standing committee of the Board called the “Transaction Committee.” The terms of the Transaction Committee are also contained in our amended and restated certificate of incorporation. Under the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, the Board is prohibited from taking action with respect to any of a list of enumerated “Covered Transactions” unless and until the Transaction Committee has first reviewed such Covered Transaction and made an affirmative recommendation to the Board to approve, authorize or otherwise take such action.
The Transaction Committee consists of four members. For so long as Honeywell has the right to designate two directors to the Board pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement, both such directors shall serve on the Transaction Committee. If at any time Honeywell has the right to designate only one director to the Board, such director shall serve on the Transaction Committee. Except under certain circumstances, a quorum of the Transaction Committee will not be deemed present at any meeting of the Transaction Committee unless all Honeywell-designated directors are present at such meeting. All actions of the Transaction Committee require the affirmative vote of at least one Honeywell-designated director. The Transaction Committee may also act by unanimous written consent of all members of the Transaction Committee.
Certain of our directors have relationships with Honeywell, which may cause conflicts of interest with respect to our business.
Two of our directors are affiliated with Honeywell. Our Honeywell-affiliated directors have fiduciary duties to us and, in addition, have duties to Honeywell. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Honeywell, whose interests may be adverse to ours in some circumstances.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to Honeywell and its affiliates and members of the Board of Directors who are not employees of the Corporation, including Honeywell or any director designated by Honeywell.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply to Honeywell and its affiliates or members of the Board who are not our employees, including any director designated by Honeywell, and their respective affiliates (each, an “Exempt Person”) with respect to certain interests and expectancies in specified business opportunities, as set forth therein. Any Exempt Person will, therefore, have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any other Exempt Person, except with respect to any opportunity that is expressly offered to a director, executive officer or employee of ours or our subsidiaries solely in his or her capacity as such.
As a result, Honeywell and its affiliates and members of the Board who are not our employees, including any director designated by Honeywell and their respective affiliates, will not be prohibited from operating or investing in competing businesses, including in the same or similar lines of business in which we engage. We, therefore, may find ourselves in competition with Honeywell, its designated directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

Anti-takeover provisions in our governing documents could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
Certain provisions in our amended and restated certificate of incorporation, amended and restated bylaws, the Stockholder Agreement and Delaware law may have the effect of delaying or preventing a change of control or changes in our management. These governing documents include provisions that:
•establish a classified board of directors, as a result of which our Board will be divided into three classes, with each class serving for staggered three-year terms;
•authorize our Board to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our Board that may be senior to our Class A common stock;
•prohibit, subject to the rights of the holders of any series of preferred stock then outstanding, our stockholders from acting by written consent in lieu of a meeting;
•specify that, subject to the rights of the holders of any series of preferred stock then outstanding and the requirements of applicable law, special meetings of stockholders may be called only by or at the direction of (i) the Chairperson of our Board (if any), (ii) our Chief Executive Officer, (iii) our Board pursuant to a resolution adopted by a majority of the Board or (iv) the Secretary (or other officer or our Board) at the request of any stockholder of ours who owned common stock immediately prior to our initial public offering and as of the date of such request owns, in the aggregate, at least 25% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of candidates for election to our Board; provided, however, that so long as any party to the Stockholder Agreement is entitled to nominate (or designate for nomination) a director or directors pursuant to the Stockholder Agreement, such party shall not be subject to such advance notice provisions with respect to a nomination made pursuant to the Stockholder Agreement;
•for so long as the Stockholder Agreement is in effect and Honeywell has the right to designate at least one individual for nomination to our Board pursuant to the Stockholder Agreement, we will maintain the Transaction Committee;
•provide the ability of our Board to amend our amended and restated bylaws without obtaining stockholder approval;
•specify that, from and after the time that the Honeywell Entities and Cambridge Quantum and their respective affiliates collectively beneficially own less than 40% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, in addition to any other vote required by law or our amended and restated certificate of incorporation, the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of capital stock entitled to vote thereon, voting together as a single class, will be required to amend or repeal, or adopt any provision inconsistent with, certain provisions of our amended and restated certificate of incorporation, including provisions relating to the reclassification and authorized number of shares of common stock, the rights of the common stock, transfer restrictions associated with the Class B common stock, the reservation of shares and splits and combinations of the Class A common stock and Class B common stock, amendment of our amended and restated bylaws, the classified board, the size of our Board, removal of directors, vacancies on our Board, the Transaction Committee, special meetings of stockholders, prohibition of action by written consent of stockholders, elimination of liability of directors and certain officers for certain breaches of fiduciary duties, the corporate opportunity doctrine, and exclusive forum;
•specify that stockholders may not adopt, amend, alter or repeal our bylaws unless such action is approved, in addition to any other vote required by our amended and restated certificate of incorporation or applicable law, (a) as long the Honeywell Entities and Cambridge Quantum and their respective affiliates collectively beneficially own at least 40% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, by the affirmative vote of the holders of a majority of the voting power of all of the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class, or (b) from and after the time the Honeywell Entities and Cambridge Quantum and their respective affiliates collectively beneficially own less than 40% of the voting power of all of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, by the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class; and
•prohibit cumulative voting in the election of directors.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents us from engaging in certain “business combinations” (generally defined as a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder) with any “interested stockholder” (generally defined as any stockholder that is the beneficial owner of 15% or more of our outstanding voting stock and its affiliates and associates) for a period of three years following the time that such stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, our Board approved either the business combination or transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the voting stock of the company outstanding at the time the transaction commenced (excluding certain shares) or (iii) at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by such interested stockholder. Our amended and restated certificate of incorporation provides that we will be governed by Section 203 of the DGCL.
Furthermore, pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement, for so long as the Stockholder Agreement is in effect and Honeywell is entitled to designate at least one individual for nomination to the Board, we are required to have standing committee of the Board called the “Transaction Committee.” The terms of the Transaction Committee are also contained in our amended and restated certificate of incorporation. Under the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, the Board is prohibited from taking action with respect to any of a list of specified actions unless and until the Transaction Committee has first reviewed such Covered Transaction and made an affirmative recommendation to the Board to approve, authorize or otherwise take such action. See “—Honeywell has and will continue to have influence over us, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote,”
These provisions, as well as other anti-takeover provisions in our governing documents, alone or together, may delay, disrupt or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our Class A common stock to decline.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated bylaws generally provide indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws provide that:
•Subject to limited exceptions, we will indemnify our directors and officers to the fullest extent permitted by Delaware law.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to pay expenses (including attorneys’ fees) incurred by our directors and officers, and may, in our discretion, pay the expenses incurred by an employee or agent, in defending an action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”), in advance of the final disposition of that Proceeding, except that payment of expenses in advance of the final disposition of the Proceeding shall be made only upon receipt of an undertaking by the person to repay all amounts advanced if it is ultimately determined by a final judicial decision of a court of competent jurisdiction from which there is no further right to appeal that such person is not entitled to indemnification under the amended and restated bylaws or otherwise.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings authorized in the specific case by our Board or brought to enforce a right to indemnification or advancement of expenses.

•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
We may not retroactively repeal or modify provisions of our amended and restated bylaws with respect to indemnification to adversely affect any right or protection (i) provided in the amended and restated bylaws of any person in respect of any act or omission occurring prior to the time of such repeal or modification or (ii) under any agreement providing for indemnification or advancement of expenses of any of our officers, directors, employees or agents in effect prior to the time of such repeal or modification.
Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless Quantinuum consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or in the event the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, other employees or stockholder, to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery, or (iv) and any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; provided, however, that our amended and restated bylaws provides that this choice of forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction.
Notwithstanding the foregoing provisions, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may (i) increase the costs for an investor and/or (ii) limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
Although we believe these provisions are valid and enforceable, a court could determine that one or more of these provisions are inapplicable or unenforceable as to a particular claim or as applied in a particular jurisdiction. For example, while the Delaware Supreme Court has upheld the facial validity of a federal forum provision for Securities Act claims in the context of a Delaware corporation’s charter, there remains uncertainty as to whether and in what circumstances courts outside Delaware will enforce similar provisions. In addition, if a court were to find our exclusive forum provisions unenforceable in whole or in part, we could incur additional costs associated with litigating claims in multiple jurisdictions, and we could face the risk of inconsistent judgments or outcomes. We do not intend the Delaware or the Securities Act forum provisions in our amended and restated bylaws to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act, which are already limited to the federal courts of the U.S. pursuant to the Exchange Act.

Additional stock issuances (including pursuant to the redemption of Common Units from any Continuing Common Unitholders and pursuant to the U.S. Government Transaction) could result in significant dilution to our stockholders and cause the trading price of our Class A common stock to decline.
Subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, we may issue our capital stock or securities convertible into our capital stock from time to time in connection with financing our business operations or growth, to repay debt, or for acquisitions, investments or otherwise (including pursuant to the redemption of Common Units from any Continuing Common Unitholders). Additional issuances of our common stock or securities convertible into common stock will result in dilution to existing holders of our common stock. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
In particular, following the issuance of shares of Class A common stock in connection with the redemption of Common Units from any Continuing Common Unitholders and the related cancellation of shares of our Class B common stock, such shares of Class A common stock will have the same economic rights as other shares of Class A common stock.
Furthermore, in connection with the U.S. Government Transaction, we expect to issue additional shares of our Class A common stock. Further, we may require additional capital to fund our operations and project development, and we may seek to raise such capital through the issuance of additional shares of common stock, preferred stock, warrants, convertible notes, or other equity or equity-linked securities.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of June 30, 2026, we had a total of 36,134,196 shares of Class A common stock outstanding, all of which will be freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates, including those purchased by our directors or officers pursuant to our directed share program will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
Our directors and executive officers, and holders of 1% or more of our issued and outstanding shares of capital stock or other securities convertible into or exchangeable for shares of our capital stock outstanding at the time of consummation of the IPO, entered into lock-up agreements with the underwriters in the IPO prior to the commencement of the IPO pursuant to which each of these persons or entities, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them for a period of 180 days after the date of the IPO. J.P. Morgan and Morgan Stanley may, in their sole discretion and at any time, release all or any portion of the shares or securities subject to any such lock-up agreements.
In addition, we have initially reserved 40,899,555 shares of Class A common stock for issuance under the 2026 Plan. Any Class A common stock that we issue under the 2026 Plan or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by current holders of shares of Class A common stock.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
Furthermore, in connection with the U.S. Government Transaction, we expect to issue additional shares of our Class A common stock. Any Class A common stock that we issue in connection with the U.S. Government Transaction in the future would dilute the percentage ownership held by current holders of shares of Class A common stock.
In the future, subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, we may also issue securities in connection with investments, acquisitions, or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.
We have incurred substantial stock-based compensation expense and substantial obligations related to the vesting of restricted share awards and the grant and/or settlement of options and RSU awards in connection with the completion of the IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
In connection with the IPO, (i) we assumed the 2023 Plan, (ii) restricted Quantinuum Class C shares granted under the 2023 Plan were converted into 2,898,904 restricted shares of our Class A common stock, (iii) RSU awards granted under the 2023 Plan covering Quantinuum Class C shares were converted into RSU awards covering 757,816 shares of our Class A common stock, (iv) we granted RSU awards covering 8,475,115 shares of our Class A common stock under the 2026 Plan to our employees pursuant to contractual obligations to grant RSU awards that we assumed in connection with the Reorganization Transactions and (v) we granted options and RSU awards covering 409,146 shares of our Class A common stock under the 2026 Plan. Of these, in connection with the closing of the IPO, 1,744,726 restricted shares of our Class A common stock vested, 568,362 RSUs granted under the 2023 Plan vested and were settled in shares of our Class A common stock and 3,064,259 RSUs granted under the 2026 Plan vested and were settled in shares of our Class A common stock. We incurred substantial stock-based compensation expenses and expended substantial funds to satisfy tax withholding and remittance obligations related to these restricted shares of Class A common stock and RSU awards.
Restricted share awards covering Class A common stock and RSU awards granted under the 2023 Plan vest on the satisfaction of both (i) a service- or performance-based requirement and (ii) a liquidity event requirement, such that the applicable award vests as of the first date upon which both requirements are satisfied. The service-based requirement generally is satisfied in equal annual installments over a four-year period, subject to the grantee’s continued service through the applicable vesting date. The performance-based requirement generally is satisfied upon the achievement of performance objectives for an applicable performance year, subject to the grantee’s continued service through the last day of the applicable performance year. The liquidity event requirement was satisfied in connection with the closing of the IPO, such that the portion of each award that has satisfied the award’s service- or performance-based requirement as of the closing of the IPO was vested. In addition, options and RSU awards will vest over a period of time; as noted above, a portion of these awards were vested as of the grant date of these awards.
Upon the IPO, we recorded a cumulative adjustment to Stock compensation expense totaling $103.8 million and $327.9 million for the 2023 Plan and 2026 Plan, respectively. For the period from June 5, 2026 to June 30, 2026, the Company recognized Stock compensation expense totaling $6.9 million and $8.9 million for the 2023 Plan and 2026 Plan, respectively. As of June 30, 2026, unrecognized Stock compensation expense related to the 2023 Plan and 2026 Plan awards that are expected to vest was $38.7 million and $194.8 million, which is expected to be recognized over a weighted-average period of 1.3 years and 2.3 years, respectively.
In addition, a large number of shares of Class A common stock were issued or will be issuable if the applicable vesting conditions of each of these awards are satisfied. On the vesting or settlement dates for these awards, as applicable, we withheld, or plan to withhold shares and remit taxes on behalf of the holders of such awards at applicable statutory rates, which we refer to as net settlement, which resulted in substantial tax withholding obligations. The amount of tax withholding obligations depends on the price of our Class A common stock, the actual number of restricted shares or RSUs for which the vesting conditions are satisfied over time and the applicable tax withholding rates then in effect. Upon the IPO, using an approximate 40.7% income tax withholding rate and an IPO price of $60.00 per share at vesting and settlement, for the 5,345,149 restricted shares and RSUs that vested as described in the preceding paragraphs in connection with the closing of the IPO, our cash obligation on behalf of the grantees to the relevant tax authorities to satisfy tax withholding obligations was $130.7 million, and we delivered an aggregate of approximately 3,180,065 shares of our Class A common stock to net settle these awards, after withholding an aggregate of approximately 2,165,084 shares of our Class A common stock.

Going forward, the actual amount of these tax obligations and the number of shares to be issued will depend on the price of our Class A common stock upon vesting or settlement, the actual number of shares of Class A common stock or RSUs for which the vesting conditions are satisfied, and the applicable tax withholding rates then in effect.
Our trading price and trading volume could decline if securities or industry analysts do not publish research about our business, or if they publish unfavorable research.
As a new public company, the analysts who publish information about our Class A common stock, will have had relatively little experience with our business, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. We cannot assure you that any equity research analysts will adequately provide research coverage of our Class A common stock after the listing of our Class A common stock on Nasdaq. A lack of adequate research coverage may harm the liquidity and trading price of our Class A common stock. To the extent equity research analysts do provide research coverage of our Class A common stock, we will not have any control over the content and opinions included in their reports. The trading price of our Class A common stock could decline if one or more equity research analysts downgrade our stock or publish other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our Class A common stock could decrease, which in turn could cause our trading price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. In addition, our ability to pay dividends on our capital stock may be further restricted by the terms of any future debt or preferred securities and is subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement. Holders of our Class B common stock do not have any economic rights or any right to receive dividends, or to receive a distribution in excess of $0.0001 per share upon a liquidation, dissolution or winding up of Quantinuum Inc., with respect to their Class B common stock. Accordingly, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer, ” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been subject to the reporting requirements under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2031. For so long as we are an “emerging growth company,” we will, among other things:
•only be required to have two years of audited financial statements and two years of related management’s discussion and analysis of financial condition and results of operations disclosure;
•not be required to engage an auditor to report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•not be required to comply with the requirement of the PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements;
•not be required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
•not be required to comply with certain disclosure requirements related to executive compensation, such as the requirement to present a comparison of our Chief Executive Officer’s compensation to our median employee compensation.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our combined financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.
We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
General Risks
Our quarterly results of operations and financial condition may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly results of operations and financial condition may fluctuate significantly because of several factors, including:
•labor availability and costs for hourly and management personnel;
•profitability of our products, services and solutions, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to products we serve;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.
Our management has limited experience operating a public company, and thus our success in such endeavors cannot be guaranteed.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. This could impact our ability or prevent us from timely reporting our results of operations and financial condition, timely filing required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We have and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that could adversely impact our business.
As a public company, and particularly after we are no longer an “emerging growth company,” we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, or the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have begun to hire additional accounting, finance and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of becoming a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K with the SEC for the year ending December 31, 2027. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Changes in statutory, regulatory, accounting and other legal requirements, including changes in accounting principles generally accepted in the United States, could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory and legal requirements. Our business, results of operations and financial condition could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, cybersecurity threats, break-ins, war, riots, terrorist attacks, geopolitical events, acts of misconduct, or similar events. Various environmental, social, and political pressures, including from climate change, may increase the frequency or intensity of such events or contribute to chronic changes that may have similar impacts, such as changes in the availability or quality of water available for digital infrastructure on which we may rely. Despite any precautions we may take, any of the foregoing events may give rise to interruptions, performance problems, breakdowns, system failures (including those of our third party service providers we rely on), platform failures (including those of our third party service providers we rely on), internet failures or failure of our infrastructure, which could cause the loss or corruption of data (including sensitive, confidential and proprietary data) or malfunctions of software or hardware as well as adversely affect our ability to provide services. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
We are subject to a series of risks related to sustainability and related stakeholder expectations.
There is scrutiny from various stakeholders on companies’ management of environmental, social, and political matters, including climate change, human capital, and resource use. We may from time to time engage in certain efforts to improve our sustainability profile or otherwise respond to stakeholder expectations; however, we cannot guarantee these efforts will have the desired effect. Stakeholder expectations evolve over time, vary, and at times can conflict. For example, while some regulators (such as the European Union and the State of California) have adopted requirements for certain companies to undertake sustainability disclosures or other actions, other policymakers have sought to actively constrain companies’ consideration of such matters. Both advocates and opponents of such matters, including underlying technologies or applications, are increasingly relying on various forms of activism to advance their views. For example, there are increasingly nuanced claims of greenwashing against companies for alleged failures in disclosure, methodology, or performance. Additionally, various local communities have expressed increasing concern or opposition regarding data centers, which are important to certain of our product/service offerings. Our industry and associated industries may be particularly subject to such risks due to the perceived resource intensity of our products, services and solutions offerings or underlying operations or any failure to meet expectations regarding the associated societal benefits quantum computing may deliver, including the timeline of such benefits. Failure to successfully navigate stakeholder expectations may result in reputational harm, loss of customers, regulatory engagement, or other adverse impacts to our business. Various of our business partners, suppliers, and other stakeholders are subject to similar risks that may augment existing or create additional risks.
Unfavorable conditions in our industry or the global economy, including uncertain geopolitical conditions, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy in the U.S. and foreign jurisdictions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, uncertain geopolitical conditions, natural catastrophes, warfare and terrorist attacks could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In February 2022, Russia launched a large-scale invasion of Ukraine and, in February 2026, the United States and Israel launched aerial attacks on Iran. Although the length and impact of the ongoing military conflicts are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, availability of the credit markets and capital markets. These military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.
In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products, services and solutions. Many of our customers invest in quantum computing products, services and solutions as part of their medium- to longer-term strategies to optimize aspects of their business, and significant global disruptions or geopolitical conflicts may result in potential customers focusing on short-term challenges, resulting in a reduction in their investments in quantum computing. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our business, results of operations and financial condition could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates were used in preparing our consolidated financial statements. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Reorganization Transaction Issuances

In connection with the Transactions, we issued 1,963,991 million shares of our Class A common stock to Blocker Shareholders and 228,107,842 million shares of our Class B common stock to the Continuing Common Unit Holders.

Compensatory Issuances

The Company assumed the Quantinuum (Cayman) 2023 Plan and the outstanding awards of restricted Quantinuum (Cayman) Class C shares and RSUs covering Quantinuum (Cayman) Class C shares thereunder, and assumed contractual obligations to grant RSU awards. In connection with that assumption, (i) restricted Quantinuum (Cayman) Class C shares granted under the 2023 Plan were converted into 2,898,904 restricted shares of our Class A common stock, (ii) RSU awards granted under the 2023 Plan covering Quantinuum (Cayman) Class C shares were converted into RSU awards covering 757,816 shares of our Class A common stock and (iii) RSU awards covering 8,475,115 shares of our Class A common stock were granted to our employees pursuant to contractual obligations to grant RSU awards.

Additionally, the IPO Equity Awards were comprised of 5,735,947 RSUs and 122,791 options to acquire shares of the Company’s Class A common stock.

The foregoing issuances did not involve any underwriters, underwriting discounts or commissions or any public offering. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of Quantinuum Inc.
3.2*	Amended and Restated Bylaws of Quantinuum Inc.
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed May 26, 2026).
10.1*	Tax Receivable Agreement.
10.2*	Amended and Restated Limited Liability Company Agreement of Quantinuum Holdings.
10.3*	Registration Rights Agreement.
10.4*	Stockholder Agreement.
10.5*	Master Reorganization Agreement by and among Quantinuum Holdings, LLC, Quantinuum Inc., Quantinuum, Quantinuum Merger Sub Ltd. and Colorado Holdco.
10.6#	2026 Incentive Award Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A filed May 26, 2026).
10.7#	Form of Restricted Stock Unit Award Agreement under 2026 Incentive Award Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A filed May 26, 2026).
10.8*#	Form of Performance-Based Vesting Restricted Stock Unit Award Agreement under 2026 Incentive Award Plan.
10.9#	Form of Option Agreement under 2026 Incentive Award Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A filed May 26, 2026).
10.10*#	Amended and Restated Employment Offer Letter, by and between Quantinuum and Rajeeb Hazra, dated May 25, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Quantinuum Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith.
**Previously filed.
#Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTINUUM INC.

Date: August 13, 2026	By:	/s/ Dr. Rajeeb Hazra
Dr. Rajeeb Hazra
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Nitesh Sharan
Nitesh Sharan
Chief Financial Officer
(Principal Financial Officer)