Form 10-Q
period 2026-09-30
Quantinuum Inc.
filed 2026-11-10
CIK 2110105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-43328
___________________________________
Quantinuum Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	41-4095842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 S Technology Court Broomfield, CO 80021	80021
(Address of Principal Executive Offices)	(Zip Code)
(855) 888-7686
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	QNT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐
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
Yes ☐   No ☒
As of November 9, 2026, the registrant had 45,555,575 shares of Class A common stock, $0.0001 par value per share, and 220,260,482 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “could,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “potential,” “goal,” “objective,” “roadmap,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our progress in developing our quantum computing systems;
•the performance and quality of our quantum computing systems, our private cloud, or other information systems, our research and development activities, our facilities or our other fixed assets;
•the performance and quality of the public cloud, internet or other infrastructure or third-party systems on which we rely;
•the availability of suppliers for components of the equipment we use to build and operate our products, services and solutions;
•our ability to achieve the project milestones and comply with the requirements of our award agreement with the U.S. Department of Commerce (“Department of Commerce”), and the Department of Commerce’s rights to withhold, suspend or claw back funding;
•our ability to expand or increase the capacity of our infrastructure or to repair or replace defective equipment;
•our ability to implement our roadmaps and plans for commercialization involving technology that is not yet available for customers and the ability of that technology to meet desired technical specifications;
•our ability to successfully compete in the quantum computing industry;
•our ability to establish and maintain long-term business prospects among current and future partners and customers;
•our ability to commercialize quantum computers from our relationships with cloud providers;
•our ability to reduce the cost of developing our quantum computers and price our quantum systems competitively;
•the development of the quantum computing industry;
•the broad quantum advantage of quantum computers;
•the reliability and viability of our quantum computing systems;
•our ability to successfully execute our business strategy;
•the ability of our products, services and solutions to achieve market success;
•our ability to attract and retain key employees, including quantum physicists and other highly specialized technical personnel;
•our relationship with, and the influence of, Honeywell International Inc. (“Honeywell”);
•forecasts of future results of operations and funding requirements;
•the effect that complex and evolving state, federal and foreign laws, rules and regulations will have on us and our business;
•our reliance on licensed intellectual property and joint development arrangements with third parties;
•our ability to obtain, maintain and enforce sufficient patent protection for our products, services and solutions;

•our ability to maintain the secrecy of our trade secrets;
•our success as an independent, publicly traded company that is not a consolidated subsidiary of Honeywell;
•the impact of our organizational structure on the market price of our Class A common stock;
•the ability of management to successfully operate a public company;
•the fluctuation of our operating results;
•our obligations under the Tax Receivable Agreement and our organizational structure; and
•the other factors described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Part I. Financial Information
Item 1. Financial Statements
Quantinuum Inc.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
(Dollars in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,936,114	$762,642
Accounts receivable	3,254	5,068
Due from related parties	336	604
Inventories	8,057	—
Net investment in lease, current	5,773	5,773
Other current assets	39,894	27,754
Total current assets	1,993,428	801,841
Property and equipment—net	162,598	120,965
Right-of-use assets	30,171	10,000
Goodwill	771,506	784,822
Other intangible assets—net	101,027	114,282
Net investment in lease, non-current	5,773	10,102
Other assets—net	20,373	3,613
Total assets	$3,084,876	$1,845,625
LIABILITIES
Current liabilities:
Accounts payable	$19,478	$10,620
Due to related parties	—	1,273
Accrued liabilities	60,475	44,358
Total current liabilities	79,953	56,251
Warrant liability	—	38,400
License payable, non-current portion	55,345	55,345
Operating lease liabilities, non-current	29,137	7,143
Other liabilities	605	893
TEMPORARY EQUITY
Series A convertible redeemable preferred stock, $0.0001 par value per share; 31,983,034 shares authorized as of December 31, 2025; 23,119,001 shares issued and outstanding as of December 31, 2025; liquidation preference of $423,540 as of December 31, 2025	—	288,129
Series A-1 convertible redeemable preferred stock, $0.0001 par value per share; 28,016,966 shares authorized, issued and outstanding as of December 31, 2025; liquidation preference of $479,930,628 as of December 31, 2025	—	400,978
Series B convertible redeemable preferred stock, $0.0001 par value per share; 31,753,266 shares authorized as of December 31, 2025; 31,336,698 shares issued and outstanding as of December 31, 2025; liquidation preference of $878,367,645 as of December 31, 2025	—	824,834
SHAREHOLDERS' EQUITY / QUANTINUUM (CAYMAN) EQUITY
Quantinuum (Cayman) equity	—	173,652
Preferred stock, $0.0001 par value per share; 20,000,000 shares authorized, as of September 30, 2026; no shares issued and outstanding as of September 30, 2026	—	—
Class A common stock, $0.0001 par value per share; 2,000,000,000 shares authorized as of September 30, 2026; 43,386,129 shares issued and 43,313,266 shares outstanding as of September 30, 2026	4	—
Class B common stock, $0.0001 par value per share; 2,000,000,000 shares authorized as of September 30, 2026; 222,338,654 shares issued and outstanding as of September 30, 2026	22	—
Class A common stock held in treasury, at cost; 72,863 shares and 0 shares as of September 30, 2026 and December 31, 2025, respectively	(3,803)	—
Additional paid-in-capital	541,704	—
Accumulated other comprehensive (loss) income	(1,466)	—
Accumulated deficit	(82,370)	—
Total equity attributable to Quantinuum Inc. / Quantinuum (Cayman)	454,091	173,652
Non-controlling interest	2,465,745	—
Total equity	2,919,836	173,652
Total liabilities and equity	$3,084,876	$1,845,625
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands except share data)
Revenue—net	$9,050	$2,715	$22,285	$23,908
Costs and expenses:
Cost of revenue	3,194	1,058	14,618	3,728
Amortization expense	4,184	2,839	12,554	8,517
Research and development expenses—net	97,482	42,382	519,433	117,822
Sales and marketing expenses	14,856	3,977	57,920	10,779
General and administrative expenses	22,149	5,334	182,752	16,903
Total costs and expenses	141,865	55,590	787,277	157,749
Loss from operations	(132,815)	(52,875)	(764,992)	(133,841)
Interest income—net	(14,324)	(3,072)	(23,807)	(5,415)
Loss on change in fair value of warrant liabilities	—	2,100	111,815	9,900
Other (income)/expense—net	(283)	3	(2,296)	803
Loss before taxes	(118,208)	(51,906)	(850,704)	(139,129)
Tax (benefit)/expense	(357)	130	260	313
Net loss	$(117,851)	$(52,036)	$(850,964)	$(139,442)
Less: Net loss attributable to Quantinuum (Cayman) prior to the Transactions	—	N/A	(246,680)	N/A
Less: Net loss attributable to the non-controlling interest	(100,899)	N/A	(521,914)	N/A
Net loss attributable to Quantinuum Inc.	$(16,952)	N/A	$(82,370)	N/A
Net loss per share attributable to Class A common stockholders—basic and diluted(1)	$(0.46)	N/A	$(2.27)	N/A
Weighted-average shares used in computing net loss per share attributable to Class A common stockholders—basic and diluted(1)	36,806,913	N/A	36,216,440	N/A
(1) For the nine months ended September 30, 2026, net loss per share of Class A common stock and weighted-average shares of Class A common stock are presented for the period during the Transactions through September 30, 2026, which is the period effective with and following the Transactions as defined in Note 1 — Description of Organization. Refer to Note 15 — Net Earnings Per Share for additional details.

The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net loss	$(117,851)	$(52,036)	$(850,964)	$(139,442)
Foreign exchange translation adjustment, net of tax of zero	1,589	(24,407)	(14,122)	52,618
Comprehensive loss	$(116,262)	$(76,443)	$(865,086)	$(86,824)
Less: Comprehensive loss attributable to Quantinuum (Cayman) prior to the Transactions	—	N/A	(248,426)	N/A
Less: Comprehensive loss attributable to the non-controlling interest	(99,505)	N/A	(532,607)	N/A
Comprehensive loss attributable to Quantinuum Inc.	$(16,757)	N/A	$(84,053)	N/A
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(850,964)	$(139,442)
Adjustments to reconcile to net cash used for operating activities
Depreciation and amortization	27,868	22,442
Noncash lease expense	4,510	1,799
Sales under sales-type lease	—	(16,526)
Stock compensation expense	484,699	—
Loss on change in fair value of warrant liabilities	111,815	9,900
(Gain)/Loss on disposal and write down of assets	(4)	909
Interest expense	5	6
Foreign exchange (gain)/loss—net	(118)	(8)
Access to quantum computing hardware	6,889	4,746
Changes in operating assets and liabilities
Accounts receivable	1,804	1,769
Due from related parties	224	424
Other current assets	(20,836)	(1,064)
Net investment in leases	4,330	4,330
Other assets—net	(16,100)	926
Accounts payable	4,864	5,718
Due to related parties	(1,126)	76
Accrued liabilities	12,481	7,052
Other liabilities	(253)	84
Net cash used for operating activities	(229,912)	(96,859)
Cash flows from investing activities:
Capital expenditures	(64,705)	(61,021)
Net cash used for investing activities	(64,705)	(61,021)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock to Honeywell	—	350,000
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	—	251,103
Proceeds from issuance of common stock	1,628,774	—
Common stock issuance costs	(28,844)	—
Other issuance costs	(814)	—
Withholding taxes paid on stock compensation	(130,780)	—
Net cash provided by financing activities	1,468,336	601,103
Effect of exchange rate changes on cash and cash equivalents	(247)	1,589
Net increase in cash and cash equivalents	1,173,472	444,812
Cash and cash equivalents at beginning of period	762,642	172,343
Cash and cash equivalents at end of period	$1,936,114	$617,155
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	9,094	3,913
Unpaid other issuance costs	1,774	7,263
Value of shares issued via cashless warrant exercise	150,215	—
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Quantinuum Inc.
Unaudited Condensed Consolidated Statements of Temporary Equity and Shareholders' Equity

	Quantinuum (Cayman)		Quantinuum Inc.
	Temporary Equity		Common Stock Class A		Common Stock Class B
	Convertible Redeemable Preferred Stock (Series A, A-1 and B)	Shareholders' Equity	Shares	$	Shares	$	Common stock held in treasury, at cost	Additional paid-in-capital	Accumulated other comprehensive (loss)/income	Accumulated deficit	Non-controlling interest	Total Equity
	(Dollars in thousands except share data)
Balance as of December 31, 2025	$1,513,941	$173,652	—	$—	—	$—	$—	$—	$—	$—	$—	$173,652

Changes in equity
Net loss	—	(136,593)	—	—	—	—	—	—	—	—	—	(136,593)
Foreign exchange translation adjustment	—	(11,415)	—	—	—	—	—	—	—	—	—	(11,415)
Balance as of March 31, 2026	$1,513,941	$25,644	—	$—	—	$—	$—	$—	$—	$—	$—	$25,644

Changes in equity
Net loss	—	(110,087)	—	—	—	—	—	—	—	—	—	(110,087)
Foreign exchange translation adjustment	—	9,669	—	—	—	—	—	—	—	—	—	9,669
Balance prior to the Transactions	$1,513,941	$(74,774)	—	$—	—	$—	$—	$—	$—	$—	$—	$(74,774)

Effects of the Transactions
Warrant exercise	—	150,215	—	—	—	—	—	—	—	—	—	150,215
Effect of Reorganization Transactions	(1,513,941)	(75,441)	1,963,991	—	228,107,842	23	—	1,587,585	1,796	—	—	1,513,963
Stock-based compensation expense recognized in connection with the Transactions	—	—	—	—	—	—	—	—	—	(58,051)	(373,600)	(431,651)
Stock-based compensation	—	—	3,180,065	—	—	—	—	300,975	—	—	—	300,975
Issuance of unvested legally outstanding shares	—	—	1,154,175	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in initial public offering and the underwriters' option to purchase additional shares of Class A common stock, net of underwriting discounts, commissions and offering costs	—	—	28,500,000	3	—	—	—	1,599,568	—	—	—	1,599,571
Allocation of equity to Non-controlling interests	—	—	—	—	—	—	—	(3,024,911)	(1,558)	—	3,026,469	—

Activity subsequent to the Transactions
Net loss	—	—	—	—	—	—	—	—	—	(7,367)	(47,415)	(54,782)
Stock-based compensation	—	—	—	—	—	—	—	2,172	—	—	13,630	15,802
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	(1,878)	—	(12,087)	(13,965)
Exchange of Non-controlling interests and cancellation of Class B Common stock	—	—	1,335,965	—	(1,335,965)	—	—	—	—	—	—	—
Non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	—	—	—	—	—	—	—	14,716	9	—	(14,725)	—
Balance as of June 30, 2026	$—	$—	36,134,196	$3	226,771,877	$23	$—	$480,105	$(1,631)	$(65,418)	$2,592,272	$3,005,354

Net loss	—	—	—	—	—	—	—	—	—	(16,952)	(100,899)	(117,851)
Stock-based compensation	—	—	449,182	—	—	—	—	5,773	—		31,361	37,134
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	195		1,394	1,589
Issuance of Class A common stock under the CHIPS Arrangement, net of issuance costs	—	—	2,369,528	—	—	—	—	(402)	—	—	(2,185)	(2,587)
Exchange of Non-controlling interests and cancellation of Class B Common stock	—	—	4,433,223	1	(4,433,223)	(1)	—	—	—	—	—	—
Common stock reacquired and held in treasury upon the exchange of Non-controlling interests	—	—	(72,863)	—	—	—	(3,803)	3,212	—	—	(3,212)	(3,803)
Non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	—	—	—	—	—	—	—	53,016	(30)	—	(52,986)	—
Balance as of September 30, 2026	$—	$—	43,313,266	$4	222,338,654	$22	$(3,803)	$541,704	$(1,466)	$(82,370)	$2,465,745	$2,919,836
The Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

	Quantinuum (Cayman)
	Temporary Equity		Shareholders' Equity
	Convertible Redeemable Preferred Stock (Series A, A-1 and B)		Common Stock (Class A and B)
	Shares	$	Shares	$	Additional paid-in-capital	Accumulated other comprehensive (loss)/income	Accumulated deficit	Total
	(Dollars in thousands except share data)
Balance at December 31, 2024	51,135,967	$689,107	300,000,001	$30	$917,902	$(56,203)	$(552,203)	$309,526

Changes in equity
Net loss	—	—	—	—	—	—	(30,489)	(30,489)
Foreign exchange translation adjustment	—	—	—	—	—	25,707	—	25,707
Balance at March 31, 2025	51,135,967	$689,107	300,000,001	$30	$917,902	$(30,496)	$(582,692)	$304,744

Changes in equity
Net loss	—	—	—	—	—	—	(56,917)	(56,917)
Foreign exchange translation adjustment	—	—	—	—	—	51,318	—	51,318
Balance at June 30, 2025	51,135,967	$689,107	300,000,001	$30	$917,902	$20,822	$(639,609)	$299,145

Changes in equity
Issuance of Series B convertible redeemable preferred stock, net of issuance costs	22,523,912	593,840	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(52,036)	(52,036)
Foreign exchange translation adjustment	—	—	—	—	—	(24,407)	—	(24,407)
Balance at September 30, 2025	73,659,879	$1,282,947	300,000,001	$30	$917,902	$(3,585)	$(691,645)	$222,702

NOTE. 1 DESCRIPTION OF ORGANIZATION
DESCRIPTION OF BUSINESS
Quantinuum Inc. was formed as a Delaware corporation on January 20, 2026 for the purpose of completing an initial public offering and related transactions in order to carry on the business of Quantinuum, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Quantinuum (Cayman)”). Unless the context otherwise requires, all references to the “Company,” “we,” “us,” and “our,” refer to Quantinuum (Cayman), together with its consolidated subsidiaries, including Quantinuum Holdings, LLC, a Delaware limited liability company (“Quantinuum Holdings”). Quantinuum Inc. is the sole managing member of Quantinuum Holdings and operates and controls all of the business and affairs of Quantinuum Holdings, and its direct and indirect subsidiaries, and Quantinuum Inc. conducts its business through Quantinuum Holdings and its subsidiaries. Quantinuum (Cayman) was formed in 2021 from a business combination of Honeywell Quantum Solutions and Cambridge Quantum Computing Limited. The Company is an integrated quantum computing company, providing a full-stack quantum technology solution in order to scale quantum computing and develop applications. The Company is headquartered in Broomfield, Colorado and has operations in the United Kingdom, Germany, Japan, Qatar, and Singapore. Prior to the IPO, we were a majority owned subsidiary and controlled affiliate of Honeywell International Inc. (“Honeywell”).

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
•Quantinuum Inc. entered into (i) a Registration Rights Agreement with certain holders of Class A common stock and certain of the Continuing Common Unitholders and (ii) the Tax Receivable Agreement (the “Tax Receivable Agreement”) with Quantinuum Holdings and Cambridge Quantum Holdings Limited (“Cambridge Quantum”), Honeywell, Honeywell Holdings International Inc. and certain other Continuing Common Unitholders (the “TRA Parties”), as discussed in Note 14 — Income Taxes;
•The Company assumed the Quantinuum (Cayman) 2023 Equity Incentive Plan, as amended (the “2023 Plan”), which originally authorized the grant of 6,443,305 Quantinuum (Cayman) Class C shares that, following the IPO were converted into 3,845,117 shares of Class A common stock reserved for issuance, and we assumed contractual obligations to grant RSU awards. In connection with these assumptions, (i) restricted Quantinuum (Cayman) Class C shares granted under the 2023 Plan were converted into 2,898,904 restricted shares of our Class A common stock, (ii) RSU awards granted under the 2023 Plan covering Quantinuum Class C shares were converted into RSU awards covering 757,816 shares of our Class A common stock and (iii) RSU awards covering 8,475,115 shares of our Class A common stock were granted to our employees pursuant to contractual obligations to grant RSU awards. Refer to Note 16 — Stock-Based Compensation for further details; and
•The Company’s 6,988,121 preferred equity warrants automatically net exercised, and the resulting preferred stock was converted into 2,503,576 Common Units, and Class B common stock was issued to the Continuing Common Unitholders. The historical Warrant liability was adjusted for the final remeasurement to fair value based on the IPO price before exercise. Refer to Note 8 — Fair Value for further details.

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

The Company reports its quarterly financial information using a calendar convention; the first, second, and third quarters are consistently reported as ending March 31, June 30, and September 30, respectively. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company’s business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. The Company’s closing dates for the three months ended September 30, 2026 and 2025, were September 26, 2026, and September 27, 2025, respectively.
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
Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The new standard refines the scope of the guidance on derivatives by adding a new scope exception for certain non-exchange-traded contracts that have an underlying based on operations or activities specific to one of the parties to the contract, and clarifies the interaction between the guidance on revenue from contracts with customers and the guidance on derivatives and equity investments for share-based noncash consideration from a customer for the transfer of goods or services. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company adopted this new standard prospectively effective January 1, 2026, with no material impact on its consolidated financial statements.
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
CUSTOMER CONCENTRATION
Concentrations of credit risk with respect to receivables are limited to the customers of the Company, and the Company performs ongoing credit evaluation of its customers. Significant customers that represent 10% or more of the Company’s Revenue—net are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	16%	*	24%	*
Customer B	19%	17%	17%	76%
U.S. Government	32%	44%	30%	*
Customer D	*	19%	*	*
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
The Company benefits from using the Research and Development Expenditure Credit (“RDEC”) program in the United Kingdom. The credit is recognized as an offset to Research and development expenses—net in the Unaudited Condensed Consolidated Statements of Operations, with a corresponding amount recognized as a tax receivable in Other current assets in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2026 and 2025, the Company recognized $0.5 million and $0.4 million of RDEC credit, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $1.6 million and $1.2 million of RDEC credit, respectively. The net position of the tax receivable in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 was $4.2 million and $4.4 million, respectively.
STOCK-BASED COMPENSATION PLAN
Certain employees and non-employee directors of the Company participate in the stock-based compensation plans sponsored by the Company. The awards issued prior to the IPO, as described in Note 16 — Stock-Based Compensation, consist of RSUs and restricted stock that are subject to a dual-contingency structure, requiring the satisfaction of both a service or annual performance condition and a liquidity event condition. The service-based vesting condition and the annual performance condition, which generally is tied to the achievement of corporate objectives, are satisfied over a period of four years. The liquidity event condition was satisfied upon the IPO. Additionally, the Company issued further awards, in the form of RSUs and options, which generally vest upon satisfaction of a service condition over a three or four year service period. The Company accounts for stock-based compensation awards at their grant date fair values.

For the portion of the awards subject to annual performance conditions, the Company determined that a grant date for accounting purposes does not occur until the specific performance metrics are approved and communicated to the employee. If performance metrics are not yet approved and communicated to the employee, the Company remeasures the fair value of these awards at each reporting date, beginning on January first of the applicable performance year for which the performance metrics are related, as the service inception date precedes the grant date. Once the accounting grant date is achieved, the awards are remeasured at their grant date fair value and the cumulative compensation cost is adjusted to reflect the grant-date fair value of the award.
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
The fair value of RSU awards that were granted in connection with and subsequent to the IPO, are based on the fair value of Class A common stock at the time of grant. The fair value of option awards that were granted in connection with the IPO was determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Inventories
Inventories are stated at the lower of cost or net realizable value and are recorded in current assets in the Unaudited Condensed Consolidated Balance Sheets. Inventories include all directly attributable costs incurred, which primarily includes direct materials and direct labor. Inventories are evaluated regularly for excess quantities and obsolescence. Currently, the $8.1 million in inventories consists entirely of work-in-process for the construction of a quantum computing system.

NOTE. 3 INVENTORIES
Inventories is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Work-in-process	$8,057	$—
Total inventories	$8,057	$—
NOTE. 4 OTHER CURRENT ASSETS
Other current assets is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Access to quantum computing hardware	$2,252	$9,141
Prepayments to vendors	20,188	9,079
Other receivables	4,436	2,422
Deferred issuance costs	—	1,741
Tax receivable	7,176	5,215
Other	5,842	156
Total other current assets	$39,894	$27,754

NOTE. 5 PROPERTY AND EQUIPMENT—NET
Property and equipment—net is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Machinery and equipment	$125,276	$109,533
Building improvements	61,271	23,675
Construction in progress	74,892	72,275
	261,439	205,483
Less—Accumulated depreciation	(98,841)	(84,518)
	$162,598	$120,965
Depreciation expense was $5.2 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $15.2 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation is included within Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. During the third quarter of 2026, the Company entered into an agreement to sell a quantum computing system to a customer. As a result, costs totaling $8.1 million previously capitalized within Construction in progress were reclassified to work-in-process within Note 3 — Inventories.
NOTE. 6 OTHER INTANGIBLE ASSETS—NET
Other intangible assets—net are comprised of (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$79,401	$(48,016)	$31,385	$80,768	$(41,269)	$39,499
Licensed technology	69,952	(4,036)	65,916	69,952	—	69,952
Customer relationships	4,963	(1,398)	3,565	5,048	(1,138)	3,910
Trademarks	4,963	(4,802)	161	5,048	(4,127)	921
Total	$159,279	$(58,252)	$101,027	$160,816	$(46,534)	$114,282
Intangible assets Amortization expense was $4.2 million and $2.8 million for the three months ended September 30, 2026 and 2025. Intangible assets Amortization expense was $12.6 million and $8.5 million for the nine months ended September 30, 2026 and 2025.

NOTE. 7 ACCRUED LIABILITIES
Accrued liabilities is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Customer advances and deferred income	$5,182	$6,094
Compensation, benefit and other employee related	18,605	11,028
Employee withholding taxes payable	1,127	817
Operating lease liability	2,858	3,313
Tax liabilities	1,061	1,943
Accrued legal and professional services	12,999	9,713
Accrued leasehold improvements in progress	1,919	2,478
Accrued issuance costs	1,576	1,741
License payable, current portion	4,607	4,607
Accrued interest	3,974	—
Accrued research and development costs	4,536	—
Other (primarily operating expenses)	2,031	2,624
	$60,475	$44,358
As of September 30, 2026 and December 31, 2025, accrued professional services include $8.2 million and $1.9 million related to a contract which allowed for a portion to be settled in equity units contingent upon the completion of the IPO. No equity units were settled as of period end and the Company intends to settle the remaining unpaid amount in cash. See Note 10 — Commitments and Contingencies.
NOTE. 8 FAIR VALUE
Due to their short-term nature, the carrying amounts reported in the Company’s Condensed Consolidated Financial Statements approximate the fair value for Cash and cash equivalents, Accounts receivable, Accounts payable, and Accrued liabilities.
The Company utilized a hybrid method allocation model consisting of probability-weighted scenarios and an option pricing model to calculate the fair value of the warrants at the issuance date, December 22, 2023 and subsequent measurement dates. The Company recognized a change in fair value of the warrant liability of a loss of zero and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company recognized a change in fair value of the warrant liability of a loss of $111.8 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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

2026
Warrant liability—January 1	$38,400
Warrants issued	—
Warrants exercised	(150,215)
Fair market evaluation	111,815
Warrant liability—September 30	$—

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

NOTE. 9 LEASES
LESSEE
The Company's lease portfolio consists of operating leases primarily for office space and research and development sites. The majority of our leases have remaining lease terms of 1-13 years. The current portion of operating lease liabilities are included in Accrued liabilities, and the non-current portion of operating lease liabilities are included in Operating lease liabilities, non-current in the Condensed Consolidated Balance Sheets.
In the first quarter of 2026, the Company extended an existing lease in Broomfield, Colorado, resulting in an additional right-of-use asset of $14.1 million and an increase in operating lease liabilities of $15.2 million.
In the second quarter of 2026, the Company assumed the head lease of its existing sublease with a related party, refer to Note 18 — Related Party Transactions for further details. As a result, the Company recorded an increase in right-of-use assets of $9.5 million and a corresponding increase in operating lease liabilities of $9.5 million.
The following table summarizes the Company’s lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,252	$817	$3,446	$2,274
Variable lease cost	1,578	1,139	3,356	2,956
Short-term lease cost	177	21	481	162
Total lease cost	$3,007	$1,977	$7,283	$5,392
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,172	$737	$3,168	$2,085
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$4,403	$22,114	$5,226

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Operating leases:
Right-of-use assets	$30,171	$10,000
Total assets	30,171	10,000
Accrued liabilities	2,858	3,313
Operating lease liabilities, non-current	29,137	7,143
Total operating lease liabilities	$31,995	$10,456

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term in years
Operating leases	11.0	4.3
Weighted-average discount rate
Operating leases	6.2%	3.7%
As of September 30, 2026, maturities of operating lease liabilities were as follows (in thousands):

September 30,
2026
Remainder of 2026	$1,180
2027	4,652
2028	4,311
2029	4,105
2030	3,686
Thereafter	27,784
Total lease payments	45,718
Less - interest	(13,723)
Total	$31,995
LESSOR
Operating Leases
During the second quarter of 2026, the Company entered into a sublease arrangement, refer to Note 18 — Related Party Transactions for further details. The sublease is classified as an operating lease and has a term of 19 months, with fixed monthly payments.
The lease income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue—net	$97	$—	$129	$—
Total lease income	$97	$—	$129	$—

As of September 30, 2026, future minimum lease payments to be received under the sublease are as follows (in thousands):

Remainder of 2026	$95
2027	390
Total future minimum lease payments	$485

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
The lease income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue—net	$—	$—	$—	$16,526
Total lease income	$—	$—	$—	$16,526

Supplemental balance sheet information related to sales-type lease was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Net investment in lease, current portion	$5,773	$5,773
Net investment in lease, non-current portion	5,773	10,102
Total assets	$11,546	$15,875
As of September 30, 2026, future minimum lease payments to be received under the sales-type lease are as follows (in thousands):

Remainder of 2026	$1,444
2027	5,773
2028	4,329
Total future minimum lease payments	$11,546
NOTE. 10 COMMITMENTS AND CONTINGENCIES
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount within a range of loss can be reasonably estimated. When no amount within the range is a better estimate than any other amount, the Company accrues for the minimum amount within the range. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company is currently in negotiations with a service provider related to a contract which allowed for a portion to be settled in equity units contingent upon the completion of the IPO. The total estimated settlement obligation is $21.0 million, of which the remaining balance is $8.2 million. As of September 30, 2026, the Company has determined that the remaining obligation is probable and reasonably estimable, and has recorded an accrual of the remaining $8.2 million to reflect the Company’s best estimate of the final settlement amount. No such contingencies were recorded as of December 31, 2025.

The Company has entered into software license and subscription commitments that require future payments of $1.4 million and $1.3 million for the year ended 2027, and the year ended 2028, respectively. No payments are required for the remainder of 2026.
NOTE. 11 STOCKHOLDERS' EQUITY
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the certificate of incorporation of Quantinuum Inc. was amended and restated to, among other things, provide for the authorization of (i) 2,000,000,000 shares of Class A common stock with a par value of $0.0001 per share, (ii) 2,000,000,000 shares of Class B common stock with a par value of $0.0001 per share, and (iii) 20,000,000 shares of preferred stock with a par value of $0.0001 per share.
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
As of September 30, 2026, 43,386,129 shares of Class A common stock were issued, including 72,863 held in treasury, and 43,313,266 shares of Class A common stock were outstanding; 222,338,654 shares of Class B common stock were issued and outstanding.
The amended and restated certificate of incorporation and the Quantinuum Holdings LLCA require the Company to, at all times, maintain (i) a one‑to‑one ratio between the number of Common Units owned by the Company and the number of shares of Class A common stock outstanding and (ii) a one‑to‑one ratio between the number of shares of Class B common stock and the number of Common Units owned by the Continuing Common Unitholders. Additional information regarding Common Units of Quantinuum Holdings is included in Note 12 — Non-Controlling Interests.
Initial Public Offering
As described in Note 1 — Description of Organization, in connection with the IPO, the Company issued 28,500,000 shares of Class A common stock (including 500,000 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares) and used the net proceeds to acquire an equivalent number of newly issued Common Units of Quantinuum Holdings.

U.S. Department of Commerce CHIPS Arrangement
On September 4, 2026 (the “Award Date”), our subsidiary Quantinuum LLC entered into an Other Transaction Agreement (the “Award Agreement”) with the U.S. Department of Commerce (the “Department of Commerce”) under the CHIPS Act of 2022, pursuant to which the Department of Commerce agreed to award the Company up to an aggregate of $100.0 million (the “Award”), subject to the terms and conditions of the Award Agreement. The Award contemplates that the Company will undertake certain activities at multiple existing U.S. project sites to address key technical challenges in scaling trapped-ion-based quantum computing systems. In connection with the Award Agreement, on September 8, 2026, the Company entered into a Securities Issuance Agreement (the “Securities Issuance Agreement”) with the Department of Commerce, pursuant to which the Department of Commerce acquired 2,369,528 shares of the Company's Class A common stock (the “Shares”) on September 9, 2026. The Award Agreement and Securities Issuance Agreement were negotiated and executed as components of a single transaction, and the number of Shares was determined by reference to the aggregate Award at a contractual issuance price of $42.20 per share.
The Award consists of a payment made available for draw-down on or about the Award Date (the “Award Date Tranche”) and two additional payments (the “Milestone Payments”). The Milestone Payments become available for draw-down only upon achievement of specified project milestones and satisfaction of related submission, review, funding, and other conditions set forth in the Award Agreement. The Award Date Tranche is not subject to the milestone requirements applicable to the Milestone Payments.
The Award consists of the following funding components (in thousands, except share amounts):

	Amount	Shares
Award Date Tranche	$56,000	1,326,936
Milestone Payment, Tranche 1	32,000	758,249
Milestone Payment, Tranche 2	12,000	284,343
Total Award	$100,000	2,369,528
The Company concluded that the Award Agreement and Securities Issuance Agreement are contractually interdependent and should be accounted for as a single integrated transaction. Award funds may be used solely to pay eligible project costs under the Award Agreement and the approved budget plan (“Eligible Project Costs”). Amounts withdrawn generally must be applied to Eligible Project Costs within 30 days or returned to the Department. The period of performance under the Award Agreement (the "Period of Performance") continues until the earlier of the completion of all project milestones and the fifth anniversary of the Award Date, unless earlier terminated or otherwise modified in accordance with the Award Agreement.
The Award Agreement contains ongoing operational, reporting, compliance, domestic production, research security, and intellectual property obligations. The Award Agreement also provides the Department of Commerce with certain remedies in the event of noncompliance, including clawback rights under specified circumstances. Depending on the triggering event, the Department of Commerce may recover all cumulative Award funding received or the applicable disallowed amount, without forfeiting the Shares. In addition, if the Department of Commerce terminates the Award Agreement for convenience prior to the end of the Period of Performance, the Company may elect to repurchase, for an aggregate purchase price of $1.00, the proportionate number of Shares associated with Award amounts not received or returned before being applied to Eligible Project Costs. The Securities Issuance Agreement also contains restrictions applicable to the shares pertaining to registration rights, transferability, and voting rights.
Accordingly, although the Shares were legally issued and transferred to the Department of Commerce and are reflected in the Company’s stock records, they are not considered issued and outstanding for accounting purposes while they remain subject to the Company’s repurchase right. The Company identified three separate units of account corresponding to the Award Date Tranche and each of the two Milestone Payments. Each unit of account represents a forward contract that is contingent upon satisfaction of the applicable funding and settlement conditions (the “Contingent Forward Contracts”). The Contingent Forward Contracts do not have fixed settlement dates. Rather, the Shares associated with a Contingent Forward Contract become issued and outstanding for accounting purposes as the related Award funds are applied to Eligible Project Costs and the corresponding repurchase right lapses. A withdrawal of Award funds, by itself, does not result in the related Shares becoming issued and outstanding for accounting purposes.
The Company evaluated the Contingent Forward Contracts under ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Contingent Forward Contracts are indexed to the Company’s own stock and classified within equity.

The Contingent Forward Contracts were initially measured at fair value in accordance with ASC 815-40. In evaluating their initial fair value, the Company considered the contractual funding amounts, the corresponding equity interests, the expected timing of settlement, and the registration, transfer and voting restrictions applicable to the Shares. Based on this analysis, the Company concluded that the contractual issuance price reflected the fair value of the related equity interests, the Contingent Forward Contracts were entered into at market terms, and the initial fair value of the Contingent Forward Contracts was de minimis. The Company did not identify any premium, discount, unstated rights, or other transaction elements requiring separate recognition. Accordingly, no amount was recognized for the Contingent Forward Contracts at inception. The Contingent Forward Contracts are not subsequently remeasured while they continue to qualify for equity classification. The Company recorded $2.6 million of incremental costs directly attributable to the transaction as a reduction of Additional paid-in-capital in the Unaudited Condensed Consolidated Balance Sheets. Because the Contingent Forward Contracts are classified in equity and are not subsequently remeasured while they continue to qualify for equity classification, no gain, loss, or other activity was recognized in the Unaudited Condensed Consolidated Statements of Operations during the period.
Upon application of withdrawn funds to Eligible Project Costs, an applicable portion of the relevant Contingent Forward Contract is settled, and the Company will recognize the corresponding Shares as issued and outstanding for accounting purposes and the related proceeds as an increase to Class A common stock and Additional paid-in-capital in the Unaudited Condensed Consolidated Balance Sheets. Award funds withdrawn but not yet applied to Eligible Project Costs will be classified as restricted cash until the applicable restrictions lapse. As of September 30, 2026, the Company had no restricted cash related to the Award, as no amounts had been drawn under the Award, and all 2,369,528 Shares remained associated with unsettled Contingent Forward Contracts.
Because the shares issued pursuant to the Securities Issuance Agreement are not considered issued and outstanding for accounting purposes as of September 30, 2026, they have been excluded from the Company's earnings per share calculations. See Note 15 — Net Earnings Per Share for additional information.
The Company evaluates the Award Agreement and related obligations at each reporting date. As of September 30, 2026, no liability had been recognized related to the repayment, clawback, or other contingent provisions of the Award Agreement.
Treasury Stock
Treasury stock represents shares repurchased or withheld and held by the Company that are no longer outstanding. Treasury stock is accounted for under the cost method and is presented as reduction of stockholders’ equity. Treasury shares are included in the authorized and issued shares but excluded from outstanding shares in the Unaudited Condensed Consolidated Balance Sheets. Upon any subsequent retirement or resale, the treasury stock balance is reduced by the cost of such shares, with any difference between proceeds received and cost recognized within equity. As of September 30, 2026, the Company held 72,863 shares of Class A common stock in treasury at a cost of $3.8 million due to required tax withholding upon the redemption or exchange of Common Units for certain foreign investors.
Preferred Stock
As of September 30, 2026, there are no shares of preferred stock outstanding. Under the terms of the Company’s amended and restated certificate of incorporation, the Board of Directors is authorized, without further stockholder approval, to issue shares of preferred stock in one or more series. The Board of Directors has the discretion to determine the number and designation of such series and the powers, rights, preferences, privileges, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, and the qualifications, limitations, or restrictions, of each series of preferred stock.
NOTE. 12 NON-CONTROLLING INTERESTS
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
As of September 30, 2026, Continuing Common Unitholders owned 222,338,654 Common Units, representing 84.4% of the economic interest in Quantinuum Holdings, and Quantinuum Inc. owned 40,943,738 Common Units, representing the remaining 15.6%.

The ownership of the Common Units is summarized as follows:

	Ownership			Ownership Percentage
	Quantinuum Inc.	Continuing Common Unitholders	Total	Quantinuum Inc.	Continuing Common Unitholders	Total
Balances as of June 30, 2026	36,134,196	226,771,877	262,906,073	13.7%	86.3%	100.0%
Exchange of Non-controlling interests	4,433,223	(4,433,223)	—	1.7%	(1.7)%	—%
Cancellation for shares withheld in treasury upon exchange	(72,863)	—	(72,863)	0.0%	0.0%	—%
Issuance under stock-based compensation plans	449,182	—	449,182	0.2%	(0.2)%	—%
Balances as of September 30, 2026	40,943,738	222,338,654	263,282,392	15.6%	84.4%	100.0%
The following table summarizes the effect of changes in ownership of Quantinuum Inc. on the Company's equity for the periods during the Transactions through September 30, 2026 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Net loss attributable to Quantinuum Inc.	$(16,952)	$(82,370)
Accumulated other comprehensive (loss) income:
Foreign exchange translation adjustment	195	(1,683)
Increase (decrease) as a result of non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	(30)	(21)
Additional paid-in capital:
Increase as a result of stock-based compensation	37,134	353,911
Increase (decrease) as a result of non-controlling interest adjustment for stock-based compensation	(31,361)	(304,600)
Increase (decrease) as a result of issuance costs under the CHIPS Arrangement	(402)	(402)
Increase (decrease) as a result of non-controlling interest adjustment for withholding activity related to the redemption or exchange of Common Units	3,212	3,212
Increase (decrease) as a result of non-controlling interest adjustment for changes in proportionate ownership in Quantinuum Holdings	53,016	67,732
Total effect of changes in ownership interest on equity attributable to Quantinuum Inc.	$44,812	$35,779
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
NOTE. 13 REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS
The Company derives revenue by providing quantum computing products and solutions. Revenue—net is recognized at a point in time or over time depending on the manner in which the business transfers control of services to customers and revenue is measured as the amount of consideration the Company expects to be entitled in exchange for services rendered.

The following table depicts the disaggregation of revenue by products or services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Specialized quantum computing hardware	$—	$—	$—	$16,526
Cloud platform, research and support services	8,834	2,742	22,102	7,712
Prioritization incentive payment	—	(27)	(65)	(330)
Lease income and related service income	216	—	248	—
Total revenue—net	$9,050	$2,715	$22,285	$23,908
For the nine months ended September 30, 2025, specialized quantum computing hardware corresponds to sales-type lease income, as discussed in Note 9 — Leases. For the three and nine months ended September 30, 2026, lease income and related service income relates to lease income recognized under ASC 842 as discussed in Note 9 — Leases and non-lease components, primarily common area maintenance reimbursements, recognized under ASC 606, in connection with the Company's sublease arrangement.
The following table depicts the disaggregation of revenue by timing of transfer of goods or services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$227	$136	$362	$16,662
Revenue recognized over time	8,823	2,579	21,923	7,246
	$9,050	$2,715	$22,285	$23,908
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
As of September 30, 2026, the remaining performance obligations to which enforceable rights exist are $149.4 million, of which approximately 46.9% is expected to be recognized as revenue over the next 12 months, 82.6% is expected to be recognized as revenue in the next two years, 94.1% is expected to be recognized as revenue in the next three years, and 99.2% is expected to be recognized as revenue in the next four years. The estimated timing of this revenue is based, in part, on management’s estimates and assumptions regarding when performance obligations will be completed. As a result, the actual timing of revenue recognition in future periods may vary.
Our disclosure of the timing for satisfying the performance obligation is based on the requirements of contracts with customers. However, from time to time, these contracts may be subject to modifications, impacting the timing of satisfying the performance obligations.
CONTRACT BALANCES
The following table summarizes the Company’s contract liability balances (in thousands):

	September 30,
	2026	2025
Contract liabilities—January 1	$6,608	$1,401
Additions	4,436	1,787
Revenue recognized	(5,733)	(811)
Contract liabilities—September 30	$5,311	$2,377

The contract liability as of September 30, 2026 will be recognized as revenue as the quantum computing services are provided to the customer, of which $5.2 million is expected to occur over the next year, and $0.1 million is expected to be recognized beyond one year. The contract liability balances are reflected in the Condensed Consolidated Balance Sheets as components of Accrued liabilities and Other liabilities.
The following table summarizes the Company's accounts receivable and contract asset balances (in thousands):

	September 30,	December 31,	December 31,
	2026	2025	2024
Trade receivables	$701	$3,303	$1,758
Contract assets	2,553	1,765	2,964
Accounts receivable	$3,254	$5,068	$4,722
NOTE. 14 INCOME TAXES
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
For the three and nine months ended September 30, 2026, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to non-controlling interest and having a full valuation allowance in the U.S. and UK. For the three and nine months ended September 30, 2025, the Company’s effective tax rate differed from the U.S. statutory tax rate of 21% primarily due to the pass-through income generated at Quantinuum Holdings.
The Company has deferred tax assets as a result of temporary differences between the taxable income on its foreign tax returns and U.S. GAAP income and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized in the Company’s tax returns. Realization of deferred tax assets is based, in part, on the Company’s judgment and various factors including reversal of deferred tax liabilities, and the Company’s ability to generate future taxable income in jurisdictions where such assets have arisen and potential tax planning strategies. Valuation allowances are recorded in order to reduce the deferred tax assets to the amount expected to be realized in the future.

As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits that if recognized would be recorded as a component of Tax (benefit)/expense. Estimated interest and penalties related to the underpayment of income taxes is classified as a component of Tax (benefit)/expense in the Unaudited Condensed Consolidated Statements of Operations. There were no accrued interest and penalties as of September 30, 2026 and December 31, 2025.

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

The liability for the Tax Receivable Agreement arrangement is in the scope of ASC 450, Contingencies; however, since the U.S. DTA is not considered to be realizable, the Tax Receivable Agreement liability is not recognized in the Condensed Consolidated Financial Statements as of September 30, 2026.
NOTE. 15 NET EARNINGS PER SHARE
The following table presents the calculation of basic and diluted net loss per share for the period following the Reorganization Transactions during the Transactions through September 30, 2026 (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Numerator:
Net loss	$(117,851)	$(850,964)
Less: Net loss attributable to Quantinuum (Cayman) prior to the Transactions	—	(246,680)
Less: Net loss attributable to the non-controlling interest	(100,899)	(521,914)
Net loss attributable to Quantinuum Inc.	$(16,952)	$(82,370)

Denominator:
Weighted average shares used in computing net loss per share attributable to Class A common stockholders - basic and diluted (1) (2)	36,806,913	36,216,440
Net loss per share attributable to Class A common shareholders - basic and diluted	$(0.46)	$(2.27)
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
(2) The 2,369,528 shares of Class A common stock issued to the U.S. Department of Commerce pursuant to the Securities Issuance Agreement described in Note 11 — Stockholders' Equity were excluded from weighted-average shares used in computing basic and diluted net loss per share because such shares were not considered issued and outstanding for accounting purposes as of September 30, 2026.
Shares of Class B common stock do not share in the earnings or losses of Quantinuum Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.
During the period during the Transactions through September 30, 2026, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains outstanding weighted-average share totals with a potentially dilutive impact:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
RSUs	5,561,706	5,585,688
Restricted shares	855,144	788,579
Common Units	225,242,666	226,892,141
Stock options	122,791	122,791
Total	231,782,307	233,389,199

NOTE. 16 STOCK-BASED COMPENSATION
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
The liquidity event condition was satisfied upon completion of the IPO. Modification accounting is not required for the awards assumed under the 2023 Plan as (i) the fair value of the modified awards does not exceed the fair value of the original award immediately before the original award was modified, (ii) the vesting conditions of the modified awards are the same as the original award immediately before the original award is modified and (iii) the classification of the modified award is the same as the original award immediately before the original award is modified. As a result, there is no incremental compensation cost resulting from the assumption of the 2023 Plan.
Upon completion of the IPO, the Company recorded a cumulative adjustment to Stock compensation expense totaling $103.8 million using the accelerated attribution method for the 2023 Plan.
During the three months ended September 30, 2026, the restricted shares and RSUs subject to the annual performance-based vesting condition for the 2026 performance period were legally amended to remove the performance-based vesting condition. These awards will vest, upon completion of the remaining requisite service period, on December 31, 2026. The revised terms established an accounting grant date for a total of 400,791 restricted shares and 151,562 RSUs as the nine recipients had a mutual understanding of all key terms and conditions of the awards. As such, the pre-grant-date remeasurement to the fair value of the Company’s common stock at the end of each reporting period under the service-inception model ended. Once the grant date was established, the cumulative compensation cost was adjusted to reflect the grant-date fair value of the award. The cumulative remeasurement of compensation cost on the grant date to reflect the grant-date fair value of the awards upon modification resulted in an incremental reduction of stock-based compensation expense of $5.1 million due to a higher fair value at the end of the previous reporting period compared to the fair value at the grant date. The remaining compensation cost on these awards will be recognized based on the remaining service conditions.
The following table is a summary of the restricted share and RSU awards activity under the 2023 Plan on a post-conversion basis and related information for the nine months ended September 30, 2026:

	RSUs		Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	189,453	$11.04	659,867	$16.13
Granted	568,361	51.05	2,066,316	48.84
Vested	(568,362)	39.05	(1,744,726)	39.21
Forfeited	—	—	(41,702)	11.04
Outstanding and unvested—September 30	189,452	$47.06	939,755	$45.42
As of September 30, 2026, unrecognized Stock compensation expense related to the 2023 Plan awards that are expected to vest was $22.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.
Quantinuum 2026 Equity Incentive Plan
In connection with the IPO, the Company adopted the 2026 Incentive Award Plan (the “2026 Plan”) in order to facilitate the grant of cash and equity incentives to our employees, consultants, directors and consultants of our affiliates in order to attract, motivate and retain the talent for which we compete. Through the 2026 Plan, the Company assumed the contractual obligations to grant RSU awards under the conditions set forth in two stock-based compensation plans contingent upon a qualifying liquidation event such as an IPO: the Parent-Quantinuum Plan (the “Parent-Quantinuum Plan”) and the Series A Common Stock Pool Plan (the “SACSP”, and together with the Parent-Quantinuum Plan, the “Contractual Obligations”). In addition to assuming the Contractual Obligations, the Company’s Board of Directors also approved the grant of new awards pursuant to the 2026 Plan to certain employees and non-employee directors and executive officers, which became effective in connection with the consummation of the offering (“IPO Equity Awards” and together with the “Contractual Obligations”, the “2026 Plan Awards”). As part of the Company’s plan to attract and retain talent, management also plans to issue new equity awards to employees going forward pursuant to the 2026 Plan (“Subsequent Equity Awards”). The 2026 Plan authorizes the grant of awards, including stock options, restricted shares and RSUs, covering up to 40,899,555 shares of Class A common stock.
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
Series A Common Stock Pool Plan
On March 1, 2022, Quantinuum (Cayman) authorized and approved a pool of Class A common stock for employees to be issued upon a qualifying liquidity event. These awards were granted to multiple employees, on many different dates into 2026. The RSUs issued in settlement of the SACSP awards are scheduled to vest in four equal annual installments on the first through fourth anniversaries of the applicable date on which the letter communicating the award was issued to eligible employees. At the date of the IPO, the RSUs issued in settlement of awards under the SACSP were a mix of fully vested and partially vested awards.
IPO Equity Awards and Subsequent Equity Awards
The IPO Equity Awards are comprised of both RSUs and options to acquire shares of the Company’s Class A common stock. Subsequent Equity Awards are comprised of RSUs. Most of the IPO Equity Awards and Subsequent Equity Awards will vest in equal annual installments on the first through fourth anniversaries of the applicable vesting commencement date, except for awards issued to board members, which will vest on the first anniversary of the IPO date. The liquidity event condition was satisfied upon completion of the IPO, and the Company recorded a cumulative adjustment to Stock compensation expense totaling $327.9 million using the accelerated attribution method for the 2026 Plan.
Similar to the RSUs under the 2023 Plan that were subject to the annual performance-based vesting condition for the 2026 performance period, there were a small number of awards under the 2026 Plan that are subject to performance-based conditions. During the three months ended September 30, 2026, 49,064 RSUs under the 2026 Plan were legally amended to remove the performance-based vesting condition and will vest upon completion of the remaining requisite service period, on December 31, 2026. There was no cumulative adjustment of compensation cost related to these awards under the service inception model as no compensation cost had been previously recorded.

The following table is a summary of the RSU awards activity under the 2026 Plan and related information for the nine months ended September 30, 2026:

	RSUs
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	—	$—
Granted	9,262,674	60.52
Vested	(3,561,232)	60.00
Forfeited	(116,714)	60.00
Outstanding and unvested—September 30	5,584,728	$60.87
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
The following table is a summary of the stock option activity under the IPO Equity Awards and related information for the nine months ended September 30, 2026:

	Options
	Number of Options	Weighted-Average Grant-Date Fair Value
Outstanding and unvested—January 1	—	$—
Granted	122,791	38.28
Vested	—	—
Forfeited	—	—
Outstanding and unvested—September 30	122,791	$38.28
We estimate the fair value of stock options using the Black-Scholes option-pricing model consistent with the provisions of ASC Topic 718, “Compensation-Stock Compensation” (Topic 718) and SEC Staff Accounting Bulletin No. 107. The option-pricing models require input of subjective assumptions, including the estimated life of the option and the expected volatility of the underlying stock over the estimated life of the option. Expected volatility was estimated based on historical and implied stock price volatility from several guideline companies over a period equivalent to the expected term.
We believe that the valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock option grants. Estimates of fair value are not intended, however, to predict actual future events or the value ultimately realized by employees who receive equity awards.
The Hazra IPO Equity Awards, issued in the form of options, were granted on June 3, 2026, and represent the only options outstanding as of September 30, 2026. The assumptions used for the Black-Scholes option-pricing model were as follows:

Assumptions:
Expected volatility	65.00%
Risk-free interest rate	4.33%
Expected dividend yield	—%
Expected life (in years)	6.25
Exercise price	$60.00
As of September 30, 2026, unrecognized Stock compensation expense related to the 2026 Plan awards that are expected to vest was $183.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

In addition, the Company has issued awards under the 2023 Plan and 2026 Plan that are subject to annual performance-based vesting conditions for the 2027 through 2029 performance periods. The performance conditions applicable to these awards have not yet been established and communicated to the recipients and, accordingly, an accounting grant date has not been established for these awards. The requisite service periods associated with these awards have also not commenced. Accordingly, these awards are not included in the award activity table above or in the unrecognized stock-based compensation expense disclosed above. Compensation cost associated with these awards will be determined upon establishment of an accounting grant date and recognized over the applicable requisite service period.
The following table is a summary of the total Stock compensation expense for the 2023 Plan and 2026 Plan awards, which is included in the Condensed Consolidated Financial Statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$746	$—	$7,077	$—
Research and development expenses—net	27,001	—	321,902	—
Sales and marketing expenses	3,950	—	21,167	—
General and administrative expenses	5,542	—	134,553	—
Total Stock compensation expense	$37,239	$—	$484,699	$—
The Company paid $38.8 million and $130.8 million in taxes for the net share settlement of incentive equity awards that vested during the three and nine months ended September 30, 2026, respectively. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
NOTE. 17 SEGMENTS
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
NOTE. 18 RELATED PARTY TRANSACTIONS
For the three and nine months ended September 30, 2026, the Company did not record material gross Revenue—net from related parties. For the three months ended September 30, 2025, the company did not record material gross Revenue—net from related parties. For the nine months ended September 30, 2025 the Company recorded $0.3 million of gross Revenue—net from Honeywell for research projects and software subscription.
The Company did not purchase products and services from related parties for the three months ended September 30, 2026, compared to $0.6 million for the three months ended September 30, 2025. The Company purchased $4.1 million and $3.1 million of products and services from related parties for the nine months ended September 30, 2026 and 2025, respectively.

The Company had no outstanding balances Due to related parties as of September 30, 2026, compared to $1.3 million as of December 31, 2025; balances Due from related parties for all transactions were $0.3 million and $0.6 million, respectively.
TRANSITION SERVICE AGREEMENT
Prior to the Transactions, Honeywell was the controlling majority owner of the Company. Honeywell continues to hold a significant ownership interest in the Company and remains a related party. The Company and Honeywell entered into a transition service agreement (“TSA”) in which certain services performed by Honeywell are cash settled by the Company. For the three months ended September 30, 2026, the Company did not incur corporate expenses which are required to be cash-settled to Honeywell, as compared to $0.2 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company was charged $0.3 million and $0.5 million, respectively, of corporate expenses which are required to be cash-settled to Honeywell. Upon the occurrence of the IPO the TSA was terminated.
STRATEGIC SERVICES AND SUPPLY AGREEMENTS
The Company utilizes Honeywell’s facilities for fabrication of ion traps, a component of the quantum computers. In November 2021, the Company entered into a Strategic Services and Supply Agreement with Honeywell to continue the fabrication of ion traps (“the 2021 SSSA”). The agreement term was ten years and included reimbursement of labor and materials upon mutually agreed statements of work throughout the term and a prioritization incentive payment not exceeding 1.5% applied to annual revenues generated by the H-series quantum hardware. The Company did not incur a material incentive for the three months ended September 30, 2026 and 2025 and $0.1 million and $0.3 million of incentive for the nine months ended September 30, 2026 and 2025, respectively, which are reflected as a reduction of Revenue—net in the Unaudited Condensed Consolidated Statements of Operations.
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
The Company did not incur fabrication costs with related parties which are required to be cash-settled for the three months ended September 30, 2026, as compared to $0.6 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company incurred $3.7 million and $2.6 million, respectively, of fabrication costs with related parties which are required to be cash-settled. The amount incurred for the nine months ended September 30, 2026 includes fabrication costs incurred with AERO through June 29, 2026, when AERO ceased to be a related party of the Company. As of September 30, 2026 the Company did not have outstanding balances due to related parties for fabrication costs, as compared to $0.2 million as of December 31, 2025 which are included in Due to related parties in the Condensed Consolidated Balance Sheets. Since AERO is no longer a related party as of June 29, 2026, the outstanding balance due to AERO for fabrication costs as of September 30, 2026 is included in Accounts payable in the Condensed Consolidated Balance Sheets. Additionally, in connection with the 2026 SSSA, the Company’s prepayment to AERO balance is included in Other assets—net in the Condensed Consolidated Balance Sheets as of September 30, 2026.
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

In connection with the Company’s original sublease agreement with Honeywell to rent a portion of the building, the Company has included $1.7 million as the right-of-use asset, $0.6 million as the current portion of operating lease liabilities, and $1.2 million, as the non-current portion of operating lease liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2025. Upon termination in the second quarter of 2026, the Company derecognized the right-of-use asset and corresponding lease liability associated with the sublease. The Company did not recognize operating lease cost or variable lease cost for the three months ended September 30, 2026, compared to $0.2 million of operating lease cost and $0.5 million of variable lease cost for the three months ended September 30, 2025 in the Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, the Company recognized $0.3 million and $0.4 million, respectively, of operating lease cost and $1.1 million and $1.6 million, respectively, of variable lease cost in the Unaudited Condensed Consolidated Statements of Operations.
OTHER RELATED PARTY TRANSACTIONS
In connection with a Cooperative Research and Development Agreement with Honeywell Aerospace Technologies, the Company entered into statements of work with National Technology and Engineering Solutions of Sandia (“NTESS”), a wholly owned subsidiary of Honeywell, relating to collaborative research and development activities. Under these arrangements, the Company provides cost‑reimbursable funding for agreed research activities. The Company incurred $0.3 million and $0.1 million of costs related to these arrangements for the three months ended September 30, 2026 and 2025, respectively. The Company incurred $0.8 million and $0.2 million of costs related to these arrangements for the nine months ended September 30, 2026 and 2025. Additionally, there were no material amounts payable to or receivable from NTESS as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 the Company had an outstanding receivable balance of $2.2 million due from a non-officer vice president of the Company.

NOTE. 19 SUBSEQUENT EVENTS
In preparing the Condensed Consolidated Financial Statements, the Company has evaluated the events and transactions for their recognition or disclosure subsequent to September 30, 2026, and through November 9, 2026, the date the Condensed Consolidated Financial Statements were available for issuance.
From September 27, 2026 through November 9, 2026, an aggregate of 2,078,172 shares of Class A common stock were issued to Quantinuum Holdings members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Quantinuum Holdings LLC Agreement.

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
U.S. Government Transaction
On September 4, 2026 (the “Award Date”), our subsidiary Quantinuum LLC entered into an Other Transaction Agreement (the “Award Agreement”) with the U.S. Department of Commerce (the “Department of Commerce”) under the CHIPS Act of 2022, pursuant to which the Department of Commerce agreed to award us up to an aggregate of $100.0 million (the “Award”), subject to the terms and conditions of the Award Agreement. In connection with the Award Agreement, on September 8, 2026, we entered into a Securities Issuance Agreement (the “Securities Issuance Agreement”) with the Department of Commerce and other parties thereto, pursuant to which the Department of Commerce acquired 2,369,528 shares of our Class A common stock (the transactions contemplated by the Award Agreement and the Securities Issuance Agreement, together, the “U.S. Government Transaction”).
The Award is expected to be disbursed in multiple payments consisting of $56.0 million that became available to draw upon the Award Date and two additional payments of $32.0 million and $12.0 million (the “Milestone Payments”) which are subject to our achievement of specified project milestones and satisfaction of related conditions. The Award contemplates that we will undertake certain activities at multiple existing U.S. project sites to address key technical challenges in scaling trapped-ion-based quantum computing systems.
Award funds may be used solely to pay eligible project costs and must be used in a manner consistent in all material respects with an approved budget plan. The period of performance under the Award Agreement (the “Period of Performance”) continues until the earlier of completion of all project milestones and the fifth anniversary of the Award Date, unless earlier terminated or otherwise modified in accordance with the Award Agreement.
The Award Agreement contains ongoing operational, reporting, compliance, domestic production, research security, and intellectual property obligations. Continued receipt of future milestone funding is dependent upon achievement of the applicable project milestones and compliance with the terms of the Award Agreement. Failure to achieve applicable milestones may result in the withholding, suspension, or delay of future funding.
The Award Agreement also provides the Department of Commerce with certain remedies in the event of noncompliance. Among other things, the Department of Commerce may claw back up to the full amount of Award funds previously disbursed in the event of certain material failures relating to research security, domestic control of intellectual property, domestic production requirements, or failure to timely complete certain required project activities. The Department of Commerce may also terminate the Award Agreement for specified material noncompliance events.
In addition, if the Department of Commerce terminates the Award Agreement for convenience prior to the end of the Period of Performance, we may repurchase, for an aggregate purchase price of $1.00, a portion of the shares issued to the

Department of Commerce based on the proportion of Award funds that have not been received by, or have been returned by us.
As of September 30, 2026, no amounts had been drawn under the Award. Future funding remains subject to the terms and conditions of the Award Agreement, including milestone achievement, applicable funding conditions, compliance requirements, and related review procedures.
See Note 11 — Stockholders' Equity of the Notes to the Unaudited Condensed Consolidated Financial Statements, for additional information regarding the U.S. Government Transaction.
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
For performance obligations related to the sale of specialized quantum computing hardware, revenue is recognized at the point in time when control of the asset transfers to the customer, which is typically upon delivery and commissioning. These arrangements may qualify as sales-type leases under ASC 842. For instances where the delivery of a quantum system is highly interdependent with support such that the customer cannot benefit from the hardware independently, the hardware and support will be combined into a single performance obligation and recognized over time as the support services are performed. The application of these accounting principles requires us to make judgments and estimates, and changes to these estimates can have a significant impact on the timing and amount of revenue recognized.
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
Research and development are presented net of the UK Research and Development Expenditure Credit (“RDEC”). Because the timing and magnitude of these offsets vary, net research and development expenses may not trend proportionally with underlying gross investment.
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
Stock compensation expense
A significant portion of our outstanding equity awards include restricted Quantinuum Class C shares and RSU awards covering Quantinuum Class C shares granted to the executive management team under the 2023 Plan. These equity awards contain liquidity event vesting conditions that were satisfied upon the completion of the IPO. Because service-based or performance-based vesting conditions for a portion of these awards have already been met, we recognized a substantial, one-time, non-recurring stock compensation expense in the period in which the IPO occurred.
In addition to our executive management team’s equity awards, a substantial portion of our future stock‑based compensation relates to contractual entitlements made to employees by Quantinuum (Cayman) and its affiliates to receive restricted stock units. See Note 16 — Stock-Based Compensation to our Condensed Consolidated Financial Statements for a description of these plans. These awards were subject to satisfaction of a liquidity‑event condition for Quantinuum (Cayman) and were formally granted by the Board following the completion of the IPO.
We recognized a significant, one‑time, non‑recurring stock‑based compensation expense in the period in which Quantinuum Inc. approved and granted these restricted stock units, which occurred upon the IPO, reflecting service rendered prior to the applicable grant date.

All future stock-based compensation expense may:
•materially increase operating expenses for the period subsequent to the liquidity event and the period in which Quantinuum Inc. approves employee restricted share units;
•not require the use of cash;
•significantly affect comparability between pre-offering and post-offering financial periods; and
•vary depending on the timing of an offering, the valuation of our common stock and future equity awards.
Other (income)/expense—net
Other (income)/expense—net includes realized and unrealized foreign currency gains and losses, government grant income not associated with customer contracts and other non-operating items.
These items may fluctuate significantly from period to period due to changes in interest rates and exchange rate movements.
Tax (benefit)/expense
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$9,050	$2,715	$6,335	233%
Costs and expenses:
Cost of revenue	3,194	1,058	2,136	202%
Amortization expense	4,184	2,839	1,345	47%
Research and development expenses—net	97,482	42,382	55,100	130%
Sales and marketing expenses	14,856	3,977	10,879	274%
General and administrative expenses	22,149	5,334	16,815	315%
Total costs and expenses	141,865	55,590	86,275	155%
Loss from operations	(132,815)	(52,875)	(79,940)	151%
Interest income—net	(14,324)	(3,072)	(11,252)	366%
Loss on change in fair value of warrant liabilities	—	2,100	(2,100)	(100)%
Other (income)/expense—net	(283)	3	(286)	(9,533)%
Loss before taxes	(118,208)	(51,906)	(66,302)	128%
Tax (benefit)/expense	(357)	130	(487)	(375)%
Net loss	$(117,851)	$(52,036)	$(65,815)	126%

Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses for the periods include Stock compensation expense as follows:

	Three Months Ended September 30,
	2026	2025
Cost of revenue	$746	$—
Research and development expenses—net	27,001	—
Sales and marketing expenses	3,950	—
General and administrative expenses	5,542	—
Total Stock compensation expense	$37,239	$—

Revenue—net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$9,050	$2,715	$6,335	233%
Revenue—net increased $6.3 million, or 233% for the three months ended September 30, 2026, primarily driven by an increase in revenue from cloud platform, research and support services.
Cost of revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Cost of revenue	$3,194	$1,058	$2,136	202%
Cost of revenue increased $2.1 million, or 202% for the three months ended September 30, 2026, primarily due to an increase in stock-based compensation expense of $0.7 million. The remainder of the increase was driven primarily by an increase in allocated cost of $0.5 million due to a higher proportion of machine usage, an increase in specific customer related project costs of $0.3 million, and an increase in personnel related costs of $0.2 million.
Amortization expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Amortization expense	$4,184	$2,839	$1,345	47%
Amortization expense increased $1.3 million, or 47% for the three months ended September 30, 2026, due to additional amortization of licensed technology purchased at the end of 2025.
Research and development expenses—net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development expenses—net	$97,482	$42,382	$55,100	130%
Research and development expenses—net increased $55.1 million, or 130% for the three months ended September 30, 2026. The increase in research and development expense reflects the execution of our forward-looking technology roadmap and investment to support the development of next generation quantum computing systems. The increase was primarily driven by an increase in stock-based compensation expense of $27.0 million. The remainder of the increase was driven by an increase in outsourced research services and collaboration services of $8.5 million, an increase in personnel related costs of $7.8 million, an increase in human resources, facility and information technology support of $5.9 million, and an increase in project materials of $4.2 million.

Sales and marketing expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Sales and marketing expenses	$14,856	$3,977	$10,879	274%
Sales and marketing expenses increased $10.9 million, or 274% for the three months ended September 30, 2026, primarily driven by an increase of $4.3 million related to non-recurring professional fees such as marketing and pipeline development services. The remainder of the increase was driven by an increase in stock-based compensation expense of $4.0 million and an increase of $2.1 million in personnel related costs.
General and administrative expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
General and administrative expenses	$22,149	$5,334	$16,815	315%
General and administrative expenses increased $16.8 million, or 315% for the three months ended September 30, 2026, primarily driven by an increase in professional fees such as legal, audit and business consulting services of $6.5 million. The remainder of the increase was driven by an increase in stock-based compensation expense of $5.5 million, an increase in personnel related costs for corporate functions of $2.3 million, and an increase of $1.5 million in insurance costs.
Interest income—net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income—net	$(14,324)	$(3,072)	$(11,252)	366%
Interest income—net increased $11.3 million, or 366% for the three months ended September 30, 2026, primarily due to an increase in the balance of our invested cash.
Loss on change in fair value of warrant liabilities

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Loss on change in fair value of warrant liabilities	$—	$2,100	$(2,100)	(100)%
There was no Loss on change in fair value of warrant liabilities for the three months ended September 30, 2026 because no warrants remained outstanding following their exercise and conversion to equity in connection with the IPO in June 2026. Loss on change in fair value of warrant liabilities was $2.1 million for the three months ended September 30, 2025, resulting in a decrease of $2.1 million, or -100% when comparing the two periods. The loss recognized in the prior-year period was primarily driven by mark-to-market changes. A discussion of the change in the fair value of the warrant liabilities is included in Note 8 — Fair Value to our Condensed Consolidated Financial Statements.
Other (income)/expense—net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Other (income)/expense—net	$(283)	$3	$(286)	(9533)%
Other (income)/expense—net increased $0.3 million, or 9533% for the three months ended September 30, 2026, shifting from other expense to other income, primarily driven by an increase of $0.2 million due to new grant reimbursements, and an increase of $0.1 million due to foreign exchange gains as compared to the same period in the prior year.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$22,285	$23,908	$(1,623)	(7)%
Costs and expenses:
Cost of revenue	14,618	3,728	10,890	292%
Amortization expense	12,554	8,517	4,037	47%
Research and development expenses—net	519,433	117,822	401,611	341%
Sales and marketing expenses	57,920	10,779	47,141	437%
General and administrative expenses	182,752	16,903	165,849	981%
Total costs and expenses	787,277	157,749	629,528	399%
Loss from operations	(764,992)	(133,841)	(631,151)	472%
Interest income—net	(23,807)	(5,415)	(18,392)	340%
Loss on change in fair value of warrant liabilities	111,815	9,900	101,915	1,029%
Other (income)/expense—net	(2,296)	803	(3,099)	(386)%
Loss before taxes	(850,704)	(139,129)	(711,575)	511%
Tax (benefit)/expense	260	313	(53)	(17)%
Net loss	(850,964)	(139,442)	(711,522)	510%
Cost of revenue, Research and development expenses—net, Sales and marketing expenses, and General and administrative expenses for the periods include stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2026	2025
Cost of revenue	$7,077	$—
Research and development expenses—net	321,902	—
Sales and marketing expenses	21,167	—
General and administrative expenses	134,553	—
Total Stock compensation expense	$484,699	$—

Revenue—net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Revenue—net	$22,285	$23,908	$(1,623)	(7)%
Revenue—net decreased $1.6 million, or 7% for the nine months ended September 30, 2026, primarily driven by a decrease in revenue from specialized quantum computing hardware related to a sales-type lease transaction of $16.5 million, primarily offset by an increase in revenue from cloud platform, research and support services of $14.4 million.
Cost of revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Cost of revenue	$14,618	$3,728	$10,890	292%

Cost of revenue increased $10.9 million, or 292% for the nine months ended September 30, 2026, primarily due to an increase in stock-based compensation expense of $7.1 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in personnel related costs of $1.7 million, and an increase in specific customer related project costs of $0.9 million.

Amortization expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Amortization expense	$12,554	$8,517	$4,037	47%

Amortization expense increased $4.0 million, or 47% for the nine months ended September 30, 2026, due to additional amortization of licensed technology purchased at the end of 2025.

Research and development expenses—net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Research and development expenses—net	$519,433	$117,822	$401,611	341%
Research and development expenses—net increased $401.6 million, or 341% for the nine months ended September 30, 2026. In addition to the stock-based compensation impact in the period, the increase in research and development expense reflects the execution of our forward-looking technology roadmap and investment to support the development of next generation quantum computing systems. The increase was primarily driven by an increase in stock-based compensation expense of $321.9 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in outsourced research services and collaboration services of $26.9 million and an increase in project materials of $11.0 million.
Sales and marketing expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Sales and marketing expenses	$57,920	$10,779	$47,141	437%
Sales and marketing expenses increased $47.1 million, or 437% for the nine months ended September 30, 2026, primarily driven by an increase in stock-based compensation expense of $21.2 million the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven primarily by an increase related to professional fees such as marketing and pipeline development services of $20.0 million.
General and administrative expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
General and administrative expenses	$182,752	$16,903	$165,849	981%
General and administrative expenses increased $165.8 million, or 981% for the nine months ended September 30, 2026, primarily driven by an increase in stock-based compensation expense of $134.6 million, the majority of which represents a one-time cumulative adjustment related to the IPO. The remainder of the increase was driven by an increase in personnel related costs for corporate functions of $14.1 million, an increase in professional fees such as legal, audit and business consulting services of $12.9 million, and an increase of $2.0 million in insurance costs.

Interest income—net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Interest income—net	$(23,807)	$(5,415)	$(18,392)	340%
Interest income—net increased $18.4 million, or 340% for the nine months ended September 30, 2026, primarily due to an increase in the balance of our invested cash.
Loss on change in fair value of warrant liabilities

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Loss on change in fair value of warrant liabilities	$111,815	$9,900	$101,915	1,029%
Loss on change in fair value of warrant liabilities increased $101.9 million, or 1,029% for the nine months ended September 30, 2026, primarily driven by mark-to-market changes in the fair value of the warrant liabilities through the date of their exercise in connection with the IPO in June 2026. A discussion of the change in the fair value of the warrant liabilities is included in Note 8 — Fair Value to our Condensed Consolidated Financial Statements included elsewhere in this quarterly report.
Other (income)/expense—net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Other (income)/expense—net	$(2,296)	$803	$(3,099)	(386)%
Other (income)/expense—net increased $3.1 million, or 386% for the nine months ended September 30, 2026, shifting from other expense to other income, primarily driven by an increase of $1.9 million due to a non-recurring litigation loss recovery settlement and an increase of $0.9 million due to a reduction of property, plant, and equipment write-offs as compared to prior year.
Liquidity and Capital Resources
Since our inception, we incurred net losses and have generated only limited revenue. Prior to the IPO, we funded our operations primarily through convertible debt, which subsequently converted to equity, and direct issuances of convertible preferred stock. In connection with the IPO, we received proceeds of approximately $1,628.8 million, net of underwriting discounts and commissions. For the nine months ended September 30, 2026 and 2025, we incurred net losses of $851.0 million and $139.4 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future.
As of September 30, 2026, our cash and cash equivalents were $1,936.1 million. We believe that our cash and cash equivalents on hand as of September 30, 2026 will be sufficient to meet our working capital and capital expenditure needs for a period of at least 12 months from the date of this report.
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

In connection with the Reorganization Transactions, we entered into a Tax Receivable Agreement (TRA) with Quantinuum Holdings and the TRA Parties. Under the Tax Receivable Agreement, we will retain 15% of certain available tax savings and will be required to pay the Members (as defined in the Tax Receivable Agreement) the remaining 85% of such tax savings, if any, that are realized or deemed realized as a result of tax attributes (i.e. DTA).

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

The payment obligations under the Tax Receivable Agreement are obligations of Quantinuum Inc. and not of Quantinuum Holdings. We expect that the payments that we will be required to make to the TRA Parties will be substantial.

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

As discussed under "U.S. Government Transaction," the Company entered into an Award Agreement with the U.S. Department of Commerce providing for up to $100.0 million of funding. No amounts had been drawn under the Award as of September 30, 2026.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this quarterly report.

Summary of Historical Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Net cash used for operating activities	$(229,912)	$(96,859)
Net cash used for investing activities	(64,705)	(61,021)
Net cash provided by financing activities	1,468,336	601,103
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
Net cash used for operating activities for the nine months ended September 30, 2026 was $229.9 million, resulting primarily from a net loss of $851.0 million, adjusted for stock compensation expense of $484.7 million, non-cash charges of $111.8 million in loss on change in fair value of warrant liabilities, $27.9 million in depreciation and amortization, $6.9 million for access to quantum computing hardware. Additionally, there was a net cash outflow from changes in operating assets and liabilities of $14.6 million.
For the nine months ended September 30, 2026, net cash outflow from changes in operating assets and liabilities consisted primarily of an increase of current assets of $20.8 million, related to increases in vendor down payments, prepaid taxes and other prepaid items. Non-current assets increased by $16.1 million, driven by an increase in prepayment to Honeywell Aerospace Inc. of $15.7 million under the Strategic Services and Supply Agreement. These were partially offset by increases in accrued liabilities of $12.5 million, primarily driven by increase in accrued legal and professional services and accrued compensation and benefits, and accounts payable of $4.9 million due to increases in professional services and leasehold improvements in progress. Accounts receivable decreased $1.8 million due to cash collections, and net investment in leases decreased by $4.3 million from payments received in a sales-type lease transaction.
Net cash used for operating activities for the nine months ended September 30, 2025 was $96.9 million, resulting primarily from a net loss of $139.4 million, adjusted for non-cash charges of $22.4 million in depreciation and amortization, $9.9 million in loss on change in fair value of warrant liabilities, and $4.7 million for access to quantum computing hardware. These amounts were partially offset by a net cash inflow from changes in operating assets and liabilities of $19.3 million and non-cash revenue of $16.5 million from the sales-type lease transaction.
For the nine months ended September 30, 2025, net cash inflow from changes in operating assets and liabilities consisted primarily of an increase in accrued liabilities of $7.1 million for legal and professional services, accounts payable of $5.7 million due to an increase in leasehold improvements in progress, a decrease in net investment in leases of $4.3 million from payments received in a sales-type lease transaction, and a decrease in accounts receivable of $1.8 million due to cash collections.
Cash Flow from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2026 was $64.7 million representing additions of $64.7 million to capital expenditures related to the development of quantum computing systems and leasehold improvements.
Net cash used for investing activities for the nine months ended September 30, 2025 was $61.0 million representing additions of $61.0 million to capital expenditures related to the development of quantum computing systems and leasehold improvements.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $1,468.3 million due to proceeds from the issuance of common stock in the IPO of $1,628.8 million, net of issuance costs of $28.8 million and CHIPS issuance costs of $0.8 million, offset by withholding taxes paid on stock compensation of $130.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $601.1 million reflecting net proceeds from the issuance of Series B convertible redeemable preferred stock of $350.0 million from Honeywell and $251.1 million from unrelated parties.

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
Goodwill
Goodwill represents the excess of consideration paid over the fair value of identifiable net assets assumed in a business combination. Goodwill is not amortized and is tested annually, the first day of the fourth quarter, or more frequently if a triggering event occurs between impairment testing dates. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired. Any impairment is measured as the difference between the carrying amount and its fair value. If our assumptions deteriorate as a result of a decline in our business or other factors, we may be required to record a non-

cash impairment charge, which could have a material adverse effect on our consolidated statement of operations and balance sheet.
As of December 31, 2025 the fair value of our reporting unit significantly exceeded its carrying value. Based on this result our reporting unit is not at risk of impairment. As of September 30, 2026, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was required.
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
For performance obligations to be satisfied over time, we apply judgment to select a method that faithfully depicts our progress in transferring control of the promised goods or services to the customer. We use methods such as customer consumption, achievement of contractual milestones, or a straight-line measure of progress over the service period. For other performance obligations, revenue is recognized at a point in time when control transfers to the customer. The application of these accounting principles requires us to make judgments and estimates, such as selecting an appropriate measure of progress for services recognized over time. Changes in these estimates can have a significant impact on the timing and amount of revenue recognized, which could result in material changes to reported revenue.
Stock-Based Compensation
Under the 2023 Plan, we granted restricted Quantinuum Class C shares and RSU awards covering Quantinuum Class C shares that vest on the satisfaction of both (i) a service- or performance-based requirement and (ii) a liquidity event requirement, such that the applicable award vests as of the first date upon which both requirements are satisfied. The liquidity event was satisfied upon the IPO. Additionally, under the 2026 Plan,we issued further awards, in the form of RSUs and options, which generally vest upon the completion of a three- or four-year service period. We account for stock-based compensation awards at their grant date fair values.
For the portion of the awards subject to annual performance conditions, we determined that a grant date for accounting purposes does not occur until the specific performance metrics are approved and communicated to the employee. If performance metrics are not yet approved and communicated to the employee, we remeasure the fair value of these awards at each reporting date, beginning on January first of the applicable performance year for which the performance metrics are related, as the service inception date precedes the grant date. Once the accounting grant date is achieved, the awards are remeasured at their grant date fair value and the cumulative compensation cost is adjusted to reflect the grant-date fair value of the award.

We record stock-based compensation expenses for RSUs and restricted stock on an accelerated attribution method over the requisite service period and only if all vesting conditions are considered probable to be satisfied. Upon the IPO, the Company recorded cumulative stock-based compensation expense determined using grant-date fair values for awards that have satisfied or partially satisfied the service-based or other performance-based vesting conditions. Following the IPO, Stock compensation expense related to any remaining service-based or other performance-based vesting conditions will be recorded over the remaining requisite service period.

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

The fair value of RSU awards that were granted in connection with and subsequent to the IPO, are based on the fair value of Class A common stock at the time of grant. The fair value of option awards that were granted in connection with the IPO was determined using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC and U.S. GAAP.
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
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Controls over Financial Reporting
There were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting that occurred during the period covered by this report.

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
Item 1A. Risk Factors
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether such factors or similar events have occurred in the past or their likelihood of occurring in the future. Factors that could cause fluctuations in the trading price of our Class A common stock, include the following:
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
•significant governmental restrictions or restrictions on the development or commercialization of our technology;
•changes in accounting standards, policies, guidelines, interpretations, or principles;

•any significant change in our management;
•the market response to rights granted to Honeywell pursuant to our amended and restated certificate of incorporation and the Stockholder Agreement between us and Honeywell International Inc., dated June 3, 2026 (the “Stockholder Agreement”);
•general macroeconomic conditions and slow or negative growth of our markets; and
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, natural disasters, public health threats, government shutdowns or responses to those events.
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
Our ability to scale our business is dependent upon a multitude of technical, commercial, organizational and ecosystem factors including our ability to overcome technical challenges, advance and improve our technology faster than our competitors. Additionally, scaling our business is at risk if we fail to build repeatable systems that are reliable, manufacturable, cost-effective, capable of being produced, deployed, made accessible to customers in their home jurisdictions, and supported at increasing scale; if we are unable to secure and retain specialized talent; if we experience constraints in our supply chain or manufacturing processes; if we are unable to raise sufficient capital on acceptable terms over extended development timelines; if market demand for our offerings erodes or develops more slowly than anticipated; if prospective customers have no or insufficient budget allocation for quantum computing spend or cannot afford our products, services and solutions; or if customers are unwilling or unable to integrate our technology into their existing workflows. Our ability to scale may also be adversely affected by increased competition, rapid technological change, regulatory and geopolitical developments, reliance on strategic partners and suppliers, and our ability to effectively continue our transition from a research-driven organization to a commercially focused operating model. Additionally, we must accelerate development cycles to meet revenue projections, and our business depends on our ability to successfully upsell customers through our on-board process and move them into production applications.

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
We have historically experienced net losses from operations. For the nine months ended September 30, 2026, and the year ended December 31, 2025, we incurred a loss from operations of $765.0 million and $199.3 million, respectively. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.
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
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demand on our management as well as our financial and operational resources to:
•attract new customers and grow our customer base;
•maintain and increase the rates at which existing customers use our platform, sell additional products, services and solutions to our existing customers and reduce customer churn;
•expand development, manufacturing and supply-chain capacity;
•invest in our platform and product, services and solutions offerings;
•effectively manage organizational change;
•accelerate and/or refocus research and development activities;
•broaden customer support and services capabilities;
•maintain or increase operational efficiencies;
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
To remain competitive, we must continue to develop new product offerings and reach technological milestones, as well as add features and enhancements to our existing platform, products, services and solutions. Developing scalable quantum computing hardware is highly capital-intensive and uncertain, and we may underestimate the funding, time or resources (including talent) required to achieve our technological objectives. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee or management turnover, face challenges in recruiting or retaining highly specialized talent, or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing roadmaps that allow us to achieve technical milestones for trapped-ion quantum computing, retaining and increasing the spending of our existing customers and attracting new customers. The quantum computing industry is quickly evolving, and we may invest significantly in particular functionality or integrations that may become obsolete in the future, and any future product offerings, features or enhancements that we develop may be unsuccessful. The success of any new product, service and solutions offerings, enhancements or features depends on several factors, including our understanding of market demand, timely execution, successful introduction and market acceptance. We may not successfully develop new features or enhance our existing products, services and solutions to meet customer needs or our new products, services, features or enhancements may not achieve adequate acceptance in the market. Additionally, our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. Subject to the terms of our amended and restated certificate of incorporation and the Stockholder Agreement, we may make significant investments in new offerings, features or enhancements that may not achieve expected returns. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially and adversely affect our business.

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
The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, we have relied on market reports by various research and consulting firms. These estimates of the total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing, including AI and machine learning, could reduce the addressable market for quantum computing or delay widespread adoption of our products, services and solutions. In addition, many existing classical computing architectures, applications, and workflows are deeply integrated, highly optimized, and difficult to re-architect, re-factor, or transition to incorporate quantum computing, which may further slow customer adoption and increase switching costs. Moreover, certain customers may have internal IT governance standards or policies that prohibit or restrict them from purchasing or integrating our products, services and solutions offerings within their IT infrastructure environment, absent compliance with such standards and policies. This could adversely affect the timing of any quantum advantage being achieved, if at all.
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
Our trapped-ion quantum computing approach may not prove to be the most commercially successful or scalable quantum computing technology and alternative architectures could render our systems less competitive or obsolete. The quantum computing industry is characterized by multiple competing technological architectures, including superconducting qubits, photonic systems, neutral atoms, topological qubits and other emerging approaches. Each architecture has distinct strengths and weaknesses with respect to scalability, error rates, operating conditions, manufacturing complexity and cost-

effectiveness. Major competitors including Alphabet, IBM, Amazon, Microsoft, and others are pursuing different quantum computing architectures and have made substantial investments in their respective approaches. Well-funded research organizations and sovereign nations are also investing heavily in various quantum computing technologies that compete with our trapped-ion approach. The ultimate “winning” quantum computing architecture, if any emerges, has not been determined and may never be determined in our favor. If alternative quantum computing architectures prove to be superior to our trapped-ion approach in terms of performance, scalability, cost-effectiveness or commercial viability, our significant investments in trapped-ion hardware technology may not yield competitive advantages. In such circumstances, we may be required to fundamentally change our technology approach, which would require substantial additional investment, time and resources that we may not have or be able to obtain on acceptable terms, or pivot our business model entirely to focus on our quantum software business, which may not be successful.
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
We have also experienced, and may in the future experience, disruptions, failures, data loss, outages, defects and other performance and quality problems with third-party systems and technology upon which we rely, including the public cloud, internet, private data center providers, facilities in which we build and deploy our systems and technology, and other infrastructure like utility power, water supply, air conditioning, air compression and other inputs on which our systems and their supporting services rely. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, software errors, capacity constraints, design limitations, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code or other security-related incidents, foreign objects or debris, weather, earthquakes, floods, fires, power loss, telecommunication failures, construction, supply-chain events, accidents, cybersecurity threats, terrorist attacks, natural disasters, public health crises, geopolitical and similar events, or acts of misconduct and other force majeure. Despite any precautions we may take, the occurrence of these problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or platforms, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In particular, in the event of significant physical damage to our facilities or the facilities of the third parties we rely on, it may take a significant period of time to achieve full resumption of our services. Our disaster recovery plan may not account for all eventualities and may not be sufficient for all situations. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.
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
Additionally, we must be able to achieve our objectives in a timely manner, or our business may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, results of operations and financial condition.
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
The hardware and software underlying our platform and products is highly technical and complex. Our hardware and software have previously, and may now or in the future experience reliability issues, performance variability, outages, increased downtime or reduced uptime. In addition, errors, failures and bugs may be contained in our software utilized in building and operating our products, services and solutions or may result from errors in the deployment or configuration of quantum computing services software. Some reliability or performance issues in our products, services and solutions may only be discovered after a product has been deployed or may never be generally known. In some instances, despite internal testing, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time. Any errors, bugs or vulnerabilities discovered in our products, services and solutions after they have been deployed, or never generally discovered, could result in interruptions in platform availability, suspension of access to products and services, product malfunctioning or data breaches. Our customers may use our products, services and solutions for processes that are critical to their businesses and any errors, defects, security vulnerability, service interruptions or software bugs in our platform could result in the delivery of inaccurate or incorrect results or information to our customers, which could cause losses to our customers and thereby result in damage to our credibility, brand and reputation, adverse effects upon customers and users, loss of customers and relationships with third parties, significant expenditures of capital, a delay or loss in market acceptance, loss of revenue or liability for damages. In addition, provisions typically included in our customer agreements that attempt to limit our exposure to claims may not be enforceable or adequate and may not otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our products, services and solutions and retain our customers.
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
Our future success also depends on our continuing ability to attract, train, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in supply-chain management, engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing and networking systems. Some of these professionals are hard to find, and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing and networking technologies, the commercialization of our quantum computing and networking technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including recent changes, could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, including quantum physicists and other highly specialized technical personnel, in this competitive environment, we may experience delays in the development of our quantum computing and networking technologies and be otherwise unable to develop and grow our business as projected, or even at all.
Our operations in Europe are subject to works council, trade union, and collective bargaining requirements, which could limit our flexibility, delay business decisions, and increase our costs.
Some of our employees in Europe are, or may in the future be, represented by works councils, trade unions, or other employee representative bodies, or covered by collective bargaining agreements. In many European jurisdictions, these bodies have rights to receive information about, be consulted on, and in some cases approve or delay certain business decisions. Those decisions may include restructurings, reductions in force, relocations, changes to working conditions or compensation, the introduction of new technologies or monitoring tools, and certain corporate transactions. Meeting these requirements can take a long time and may not produce the outcome we want. As a result, we may be unable to carry out important changes on our preferred schedule, or at all.
As our European workforce grows, employees may seek to form new representative bodies or join unions. Existing bodies may also seek greater rights or more favorable terms. Collective bargaining or consultation could raise our labor costs and limit our ability to manage our workforce efficiently. It could also lead to work stoppages, strikes, or other labor disruptions. If we fail to comply with applicable information, consultation, or co-determination obligations, we could face injunctions, fines, invalidation of business decisions, litigation, and reputational harm. Any of these outcomes could adversely affect our business, financial condition, and results of operations.
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
We have historically generated most of our revenue from a limited number of customers. For example, one of our largest customers, RIKEN, accounted for 17% of our revenue for the nine months ended September 30, 2026, 76% of our revenue for the nine months ended September 30, 2025, 60% of our revenue for the fiscal year ended December 31, 2025, and 63% of our revenue for the fiscal year ended December 31, 2024. The U.S. government also was a significant customer, accounting for 30% of our revenue for the nine months ended September 30, 2026 and 16% of our revenue for our fiscal year ended December 31, 2025. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period.
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
Programming for quantum computing requires unique tools, software, hardware and development environments. We have focused our efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of base software programs that optimize execution of quantum algorithms on our hardware. At the middleware and application layer, third parties may create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be utilized towards various customer use cases. Full utilization of our quantum computing solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum computing solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business.
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
We and our third-party service providers face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential, sensitive, proprietary or personal data and our and our third-party service providers’ information technology systems. These risks could result from telecommunications or network failures or interruptions, misconfigurations, “bugs,” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products, or services, which are prevalent in our industry in addition to cybersecurity-related attacks. Despite efforts to create security barriers to such threats, it is not feasible for us to entirely mitigate these risks. If our or our third party service providers’, customers’ or partners’ security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, including sensitive, confidential and proprietary information, or those of our customers and our customers’ consumers, may be accessed, lost, destroyed, stolen, altered, misused or otherwise compromised, we may lose current customers and future opportunities, our business may be harmed and we could incur significant liability, including fines, cost of recovery, and costs related to remediation measures and/or incident response, and future compliance costs.
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
On July 23, 2021, we and certain of our subsidiaries filed a joint voluntary notice with CFIUS in connection with the formation of NewCo, a joint venture between Honeywell and Cambridge Quantum, to acquire 100% of the ownership interests in Honeywell Helios, LLC, a Delaware limited liability company, and Cambridge Quantum Computing Limited, a private company organized under the laws of the United Kingdom (the “NewCo Transaction”). CFIUS determined that there were no unresolved national security issues associated with the NewCo Transaction, on November 24, 2021, after we entered into a National Security Agreement (the “NSA”) with the U.S. Department of Defense, U.S. Department of Energy, and Department of the Treasury as monitoring agencies (collectively, the “CMAs”) on behalf of CFIUS. On November 3, 2026, we received a letter from the CMAs notifying the Company that the NSA terminated. Even after termination, we remain subject to export controls and the Award Agreement’s research security, domestic control of intellectual property and domestic production requirements, and future transactions, including foreign investments in us, may also be subject to CFIUS review and new mitigation measures.
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

Risks Related to the U.S. Government Transaction
Our definitive agreement with the Department of Commerce will be funded in phases and is subject to our achievement of project milestones. There can be no assurance that we will achieve such milestones on the expected timeline or at all, and failure to complete certain required project activities or comply with specified requirements could result in the withholding or clawback of funding.
On September 4, 2026, our subsidiary Quantinuum LLC entered into an Other Transaction Agreement (the "Award Agreement") with the Department of Commerce under the CHIPS Act of 2022. Under the Award Agreement, the Department of Commerce has agreed to award us up to an aggregate $100.0 million (the "Award"), with $56.0 million made available to us for draw down on or about the Award Date and additional payments of $32.0 million and $12.0 million to be available after we achieve specified project milestones. The period of performance ends on the earlier of completion of all project milestones and the fifth anniversary of the Award Date, unless earlier terminated, although we may request an extension that the Department of Commerce may not unreasonably withhold. There can be no assurance that we will achieve the milestones on the expected timeline or at all. Meeting one milestone does not guarantee meeting later milestones, and failure to meet one or both milestones could prevent the corresponding funding from becoming available. The Award may be used only for eligible project costs consistent in all material respects with an approved budget plan. The project involves research and development activities at multiple existing U.S. sites to address technical challenges in scaling trapped-ion-based quantum computing systems, including integrated photonics, cryogenic control electronics and optical components; our ability to complete these activities depends on technical, commercial, organizational and ecosystem factors. Failure to complete our performance under the Award Agreement and to receive the subsequent milestone payments could harm our business, financial condition, revenues, results of operations or cash flows.
The Award Agreement gives the Department of Commerce rights to withhold or suspend funding, claw back disbursed amounts or terminate the Award Agreement in specified circumstances. The exercise of these rights could have a material adverse effect on our business, prospects, financial condition and results of operations.
Under the Award Agreement, the Department of Commerce may withhold or suspend payments or impose additional award conditions in response to a breach. The Department of Commerce may claw back up to the full amount of the Award disbursed, in the form of debt payable to it, if we materially fail to comply with applicable research security requirements, domestic control of intellectual property or domestic production requirements, or meet certain required project activities. The Department of Commerce may also terminate the Award Agreement for a material failure to comply with research security, domestic control of intellectual property or domestic production requirements, or for a breach of any other provision it determines to be material. In addition, for any uncured breach of the Award Agreement, the Department of Commerce may impose additional conditions designed to remedy non-compliance, temporarily withhold or suspend payments, or remove our ability to withdraw funds. If we are determined to be in breach and are subject to withholding, clawback or termination of funding, it could adversely affect our business, prospects, financial condition and results of operations.
Although we have entered into the Award Agreement and Securities Issuance Agreement, there can be no assurances that the authorization and continued support for the transactions contemplated by those agreements will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We entered into the Award Agreement and Securities Issuance Agreement in September 2026. However, given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high-profile industry implicating national security, there can be no assurances that terms of the U.S. Government Transaction, including those agreements, will not be modified, challenged or impaired in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of the U.S. Government Transaction, or the related agreements, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and Department of Commerce funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the Department of Commerce is contractually bound under the Award Agreement and Securities Issuance Agreement, if breached, no other agency, office or branch of the federal government has made any assurances or will have any obligations under those agreements to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to those agreements or relating to the U.S. Government Transaction, whether now or in the future. The U.S. Government Transaction may also be challenged by other third parties and is subject to the risk of litigation, both the cost and result of which could materially adversely affect our business, prospects, financial condition and results of operations.
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
•poor performance and health of the quantum computing industry in general;
•bankruptcy or financial distress of quantum computing companies or marketers;
•significant decrease in the current or future anticipated demand for quantum computing; or
•adverse regulatory actions that could impact the quantum computing industry.
The shares issued to the Department of Commerce in connection with the Award diluted holders of our Class A common stock, and the Department of Commerce may retain those shares even if certain Award funds are withheld or clawed back.
On September 8, 2026, in connection with the Award Agreement, we entered into a Securities Issuance Agreement with the Department of Commerce, pursuant to which the Department of Commerce received 2,369,528 shares of our Class A common stock. The issuance diluted existing holders of our Class A common stock. If we do not achieve the project milestones and do not receive the additional Award payments, or if disbursed Award amounts are subsequently clawed back, the Department of Commerce will retain the shares issued to it, and we will have no right to repurchase or otherwise recover those shares other than pursuant to the following limited repurchase right described below. The Securities Issuance Agreement provides a limited repurchase right at an aggregate purchase price of $1.00 if the Department of Commerce terminates the Award Agreement for convenience before the end of the Award period; the number of shares subject to that right depends on the Award funds not received by us or returned before being applied to eligible project costs. The Department of Commerce may terminate the Award Agreement for convenience by providing us a written notice and there can be no assurance that the limited repurchase right would offset the dilution resulting from the share issuance in other circumstances.
In addition, under the Securities Issuance Agreement, we granted the Department of Commerce registration rights with respect to its shares, including rights relating to a resale shelf registration statement, underwritten offerings and, in certain circumstances, inclusion of its shares in our registration statements. Before we receive the full Award, the Department of Commerce's ability to transfer shares is limited by the amount of Award funds withdrawn and not returned, and certain privately negotiated transfers are restricted. We will bear certain registration expenses and may be required to indemnify the Department of Commerce and other holders against certain registration-related liabilities. The sale of a substantial number of shares of Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.
The financial, tax and accounting treatment of the U.S. Government Transaction may be complex and subject to change.
Given both the novelty and complexity of the U.S. Government Transaction, our analysis of the financial, tax and accounting implications of our commitments and obligations under the Award Agreement and Securities Issuance Agreement may require adjustment as we perform under those agreements. Additionally, no assurance can be provided that our assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of performing under those agreements, particularly with respect to characterization of payments received from the Department of Commerce, among other considerations. The Award Agreement and Securities Issuance Agreement are highly integrated, and certain of the obligations under each agreement may be contingent upon or impacted by the terms and obligations of the other. If one or more of such agreements, or one or more elements of the transactions, were to be altered, amended or terminated, we would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related remedies available to us and the present condition of our business and operations. We are unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing may have a material adverse effect on our business, prospects, financial condition and results of operations, including, but not limited to, material changes to our financial outlook, recharacterizations, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.
The Award Agreement contains requirements that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.
The Award Agreement for the U.S. Government Transaction contains requirements concerning project activities, eligible costs, research security, domestic control of intellectual property and domestic production. These requirements may restrict our ability to take certain actions. In addition, the U.S. Government Transaction requires ongoing reporting and disclosure, including financial, operational, cybersecurity, supply chain information and notice of material corporate transactions that could affect the project.
We are required to comply with the Award Agreement's research security, domestic control of intellectual property and domestic production requirements, including restrictions on transfers of certain intellectual property to foreign countries and entities of concern. These requirements may be subject to broad or changing interpretation, and material violations, whether due to administrative error or misunderstanding, could result in the imposition of additional award conditions, suspension, clawback, or termination of funding. Further, the Award Agreement grants the U.S. government a license to practice certain inventions generated under the Award Agreement for government purposes and government purpose rights in data generated under the Award Agreement, which could affect our ability to commercialize or protect proprietary technology and information. Such a federal interest could limit our rights in such property, including our ability to (i) sell such property; (ii) use such property for purposes different from the uses contemplated under the Award Agreement; or (iii) use such property as collateral in future financings.
Compliance with the requirements contained in the Award Agreement could restrict our ability to take actions that management believes may be important to our long-term strategy. If strategic transactions we wish to undertake conflict with the requirements of the Award Agreement, our ability to execute our long-term strategy could be materially adversely affected, which could in turn have a material adverse effect on our business, prospects, financial condition, or results of operations. For example, requirements relating to domestic control of intellectual property, domestic production or advance notification of certain intellectual property transfers could delay or limit future collaborations, transactions or asset dispositions. These requirements may also limit our ability to manufacture or localize systems outside the United States. Furthermore, the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.
The Award Agreement also includes certain restrictions designed to require us to maintain a nexus with the United States. Our subsidiary Quantinuum LLC or a controlled domestic affiliate must maintain its rights to background intellectual property owned or licensed by it that is necessary to execute the project during the period of performance and for at least ten years thereafter. Intellectual property generated in the performance of project activities funded under the

Award Agreement may not be sold, transferred, licensed or assigned to a foreign country or entity of concern or an entity controlled by any such country or entity during the period of performance and for at least ten years thereafter, subject to limited exceptions. Additionally, we must notify the Department of Commerce of its intent to sell, transfer, license or assign ownership of such project intellectual property, subject to limited exceptions, at least 60 days prior to the transaction. Any subject invention must be predominantly produced or licensed for production in the United States during the period of performance and for ten years thereafter, subject to limited exceptions. We must also notify the Department of Commerce of subject inventions and maintain an intellectual property rights management plan for the project. A material failure to comply with the Award Agreement's domestic control of intellectual property, domestic production or research security requirements, or a failure to timely complete certain required project activities, could permit the Department of Commerce to claw back up to the full disbursed Award amount in the form of debt payable to it.
Given the scarcity of U.S. precedents for transactions such as the U.S. Government Transaction and the government becoming a significant stockholder of ours, we may experience other adverse consequences resulting from the completion of the U.S. Government Transaction.
Given the scarcity of recent U.S. precedents for transactions such as the U.S. Government Transaction, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the U.S. Government Transaction or otherwise and increased public or political scrutiny with respect to our operations. The Award Agreement's restrictions on transferring or licensing project intellectual property to foreign countries and entities of concern and applicable export controls, together with the U.S. government's status as a stockholder, may cause certain foreign governments, state-owned enterprises and customers to view us as aligned with U.S. government policy objectives. As a result, we may be excluded from or disadvantaged in procurements and partnerships in certain non-U.S. markets. Having the U.S. government as a stockholder, together with our receipt of funding under the Award Agreement, could also subject us to additional regulations, obligations or restrictions in other jurisdictions, such as foreign subsidy laws. The Award Agreement's restrictions apply during the period of performance and for at least ten years thereafter and may continue to apply even if U.S. law or policy toward a particular jurisdiction changes. We therefore may be unable to pursue opportunities, including in China, that become available to competitors not subject to similar restrictions.
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
Our products, services and solutions are subject to various restrictions under U.S. export controls, import laws and regulations and economic sanctions, including the U.S. Export Administration Regulations administered by the Department of Commerce, U.S. Customs regulations, and trade and economic sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control. Quantum computing technology has been identified as a critical and emerging technology by the U.S. government and other governments and is subject to increasing export control scrutiny. The United States, United Kingdom, Germany, Japan and other countries have implemented or proposed export controls specifically targeting quantum computing hardware, software, and related technology. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products, technologies and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. Additionally, under these current and future laws and regulations, exports of our products, services and solutions as well as the underlying technology may require export authorizations, including by license, a license exception or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable. The export control classification of our quantum computing products and technology is complex and may be subject to differing interpretations by regulatory authorities. We may be required to obtain export licenses for transactions that we previously believed did not require such licenses, or regulatory authorities may disagree with our export control classifications. Customers may defer or decline their purchases of our products, services and solutions due to uncertainty about export controls, and as a result, our business could be materially and adversely affected.
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
Our hardware has operational hazards such as but not limited to hazardous operating temperatures, lasers, and high voltage and/or high current electrical systems typical of large computer processing equipment and related safety incidents.
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
Our quantum computing systems rely on cryogenic liquefaction infrastructure, including liquid helium, to achieve lower operating temperatures (10-20 Kelvin) that reduce errors and increase throughput. While our current helium consumption is relatively low compared to other manufacturers of quantum computing systems, we expect our demand for helium to increase significantly as we scale our operations and expand our installed base of quantum computing systems. Helium is a finite, non-renewable natural resource with a limited global supply, and any significant increase in our helium requirements could expose us to supply constraints, price volatility, and increased operational costs. The helium market has historically experienced periods of significant shortage and price volatility, and there is no assurance that we will be able to secure adequate helium supplies at reasonable prices, or at all, to support our operational requirements and growth plans. Disruptions in the global helium supply chain, whether due to geopolitical factors, reduced production from major helium-producing facilities, or competing demand from other industries, could materially impair our ability to operate and deploy our quantum computing systems.
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
The quantum computing industry is characterized by an increasingly crowded patent landscape, with patents held by major technology companies, research institutions, government agencies and specialized competitors covering various aspects of quantum computing hardware, software, algorithms and applications. Although we have an established set of practices for evaluating the freedom to practice our technologies, given the technical complexity and specialized nature of quantum computing, we may be unaware of patents that could be asserted against our technology. Additionally, the scope and validity of patents in the quantum computing space are particularly uncertain because the technology is new and developing, patent examiners may have limited expertise in this specialized field, and there is limited judicial or administrative precedent interpreting such patents. As a result, we face heightened risks of patent claims and challenges in assessing the scope and validity of third-party patents. We also require our customers to obtain clearances from third party rightsholders for data they input into our quantum computers for processing by us prior to their input of such data, however, we cannot be certain that our customers obtain such clearances on all data prior to inputting such data for processing by us. In the event they fail to obtain such clearances, we will be subject to potential strict liability under U.S. patent law. Our future success depends in part on not infringing upon, misappropriating or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon, misappropriating or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology or conflict with our trademark rights. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned or licensed patent portfolio may therefore have no deterrent effect. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Any claims of intellectual property infringement, misappropriation or other intellectual property violations, even those without merit, could:
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
Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend to attach to such platform or our proprietary code, we cannot assure you that our processes for controlling such use will be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-

engineer our solution or the supporting computational infrastructure to discontinue use of code, or to make generally available, in source code form, portions of our proprietary code. This could allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
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
We use AI Technologies throughout our business and are making significant investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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
With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. In addition, we face significant competition from other companies in our industry in relation to the development and deployment of AI Technologies. Those other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies, or to adopt AI Technologies in our own research, development and operations, as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth.
In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
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
Payments of dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. See “Risk Factors—Risks Relating to Ownership of Our Class A Common Stock.” Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us. In addition, Quantinuum Holdings is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Quantinuum Holdings (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Quantinuum Holdings are generally subject to similar legal limitations on their ability to make distributions to Quantinuum Holdings. If Quantinuum Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
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
As of September 30, 2026, Honeywell and Honeywell Holdings International Inc. (collectively, the “Honeywell Entities”) and certain of their affiliates beneficially own approximately 47.4% of the combined voting power of our Class A common stock and Class B common stock, par value $0.0001 per share (the “Class B common stock”). Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to one vote per share on all matters on which the holders of the Class A common stock and Class B common stock are entitled to vote.
As of September 30, 2026, the Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, own approximately 84.4% of the Common Units. Because they hold their ownership interest in our business directly in Quantinuum Holdings, rather than through us, the Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, may have conflicting interests with holders of shares of our Class A common stock. For example, if Quantinuum Holdings makes distributions to us, the non-managing members of Quantinuum Holdings will also be entitled to receive such distributions pro rata in accordance with their ownership of Common Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Common Unitholders, including the Honeywell Entities and certain of their affiliates, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with Quantinuum Holdings and the TRA Parties, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration the Continuing Common Unitholders’ tax or other considerations even where no similar benefit would accrue to us.
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
As of September 30, 2026, the Honeywell Entities and their respective affiliates beneficially own approximately 47.4% of the combined voting power of common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote for each share held of record on all matters submitted to a vote of stockholders and on which the holders of the Class A common stock and Class B common stock are entitled to vote. Thus the Honeywell Entities and their respective affiliates, by virtue of their ownership in us, may exercise influence over corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment of our amended and restated certificate of incorporation or amended and restated bylaws or the approval of any merger or other significant corporate transaction, including a sale of substantially all our assets, and may continue to have influence over our business, affairs and policies. This influence may limit the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
In addition, as of September 30, 2026, the Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, own approximately 84.4% of the Common Units. Because they hold their ownership interest in our business directly in Quantinuum Holdings, rather than through Quantinuum Inc., the Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, may have conflicting interests with holders of shares of our Class A common stock. For example, if Quantinuum Holdings makes distributions to Quantinuum Inc., the non-managing members of Quantinuum Holdings will also be entitled to receive such distributions pro rata in accordance with their ownership of Common Units and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. The Continuing Common Unitholders, including the Honeywell Entities and their respective affiliates, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with the IPO with the TRA Parties, whether and when to incur new or refinance existing indebtedness and whether and when Quantinuum Inc. should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us.
Holders of our Class B common stock do not have any economic rights or any right to receive dividends or distributions in excess of $0.0001 per share upon the liquidation or winding up of Quantinuum Inc. As of September 30,

2026, all of our Class B common stock is held by the Continuing Common Unitholders on a one-to-one basis with the number of Common Units that they own.
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

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to Honeywell and its affiliates and members of the Board of Directors who are not employees of the Company, including Honeywell or any director designated by Honeywell.
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
Furthermore, in connection with the U.S. Government Transaction, we issued 2,369,528 shares of our Class A common stock to the Department of Commerce on September 9, 2026. We may require additional capital to fund our operations and project development, and we may seek to raise such capital through the issuance of additional shares of common stock, preferred stock, warrants, convertible notes, or other equity or equity-linked securities.
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
As of September 30, 2026, we had a total of 43,313,266 shares of Class A common stock outstanding, all of which will be freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates, including those purchased by our directors or officers pursuant to our directed share program will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
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
Upon the IPO, we recorded a cumulative adjustment to Stock compensation expense totaling $103.8 million and $327.9 million for the 2023 Plan and 2026 Plan, respectively. As of September 30, 2026, unrecognized Stock compensation expense related to the 2023 Plan and 2026 Plan awards that are expected to vest was $22.6 million and $183.3 million, which is expected to be recognized over a weighted-average period of 1.5 years and 2.4 years, respectively.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer”, which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been subject to the reporting requirements under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
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
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.
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
We have and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that could adversely impact our business.
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
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
U.S. Department of Commerce Securities Issuance
On September 9, 2026, pursuant to that certain Securities Issuance Agreement described in Note 11 — U.S. Department of Commerce CHIPS Arrangement, the Department of Commerce received 2,369,528 shares of our Class A common stock. The issuance of the Shares by the Company was made in reliance upon the exemption from the registration requirements of Section 4(a)(2) under the Securities Act thereof as a transaction by an issuer not involving any public offering, and the transfer of the Shares by the Company to the Department of Commerce was made pursuant to an exemption from the registration requirements of the Securities Act that is commonly referred to as the Section 4(a)(1 1/2) exemption.

Use of Proceeds
In June 2026, we closed our IPO, in which we registered and sold 28,500,000 shares of our Class A common stock (including 500,000 shares sold pursuant to the underwriters’ option to purchase additional shares). The shares of our Class A common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-295701), which was declared effective by the SEC on June 3, 2026. Our shares of Class A common stock were sold at an initial public offering price of $60.00 per share, which generated aggregate gross proceeds of approximately $1.68 billion. We received net proceeds from our IPO of approximately $1.59 billion, after deducting underwriting discounts and other offering expenses. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the offering.
We granted the underwriters a 30-day option from the date of the IPO to purchase up to 4,200,000 additional shares of Class A common stock at the initial public offering price of $60.00 per share, less underwriting discounts and commissions. The underwriters exercised this option.
There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated June 3, 2026 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on June 5, 2026.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Rajeeb Hazra 10b5-1 Plan
On September 14, 2026, Rajeeb Hazra, President, Chief Executive Officer and Director of the Company, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of the Company’s Class A common stock owned by Mr. Hazra (the “Hazra 10b5-1 Plan”).
The Hazra 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Hazra 10b5-1 Plan provides for the potential sale of up to 67,625 shares, plus an indeterminate number of shares to be sold to satisfy tax withholding obligations upon the vesting of restricted stock units, so long as the market price of the Company’s Class A common stock is higher than certain minimum threshold prices specified in the Hazra 10b5-1 Plan, between December 14, 2026 and November 12, 2027.
The Hazra 10b5-1 Plan includes a representation from Mr. Hazra to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Hazra 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Hazra 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Hazra 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Hazra was unaware, or with respect to any material nonpublic information acquired by Mr. Hazra or the Company after the date of the representation.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*+	Other Transaction Agreement, by and between Quantinuum LLC and United States Department of Commerce, dated September 4, 2026.
10.2*+	Securities Issuance Agreement, by and between Quantinuum Inc., Quantinuum Holdings, LLC, Quantinuum LLC and United States Department of Commerce, dated September 8, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Quantinuum Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith.
+Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish an unredacted copy of this exhibit (including any omitted schedule or attachment) to the SEC upon request.
**The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q, and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTINUUM INC.

Date: November 9, 2026	By:	/s/ Dr. Rajeeb Hazra
Dr. Rajeeb Hazra
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Nitesh Sharan
Nitesh Sharan
Chief Financial Officer
(Principal Financial Officer)